Form 10QSB
period 2002-09-30
TECHNOLOGY CONNECTIONS INC
filed 2002-11-20
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 333-86000
-----------------------------



                          TECHNOLOGY CONNECTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          North Carolina                              56-2253025
          --------------                              ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   identification No.)


       4421 Stuart Andrew Blvd., Ste 102, Charlotte, North Carolina 28217
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 341-0698
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 14, 2002: 25,157,860

Number of shares of preferred stock outstanding as of November 14, 2002: -0-


                              INDEX TO FORM 10-QSB
                              --------------------

                                                       Page No.
                                                       --------
PART I
------

Item 1.     Financial Statements

     Consolidated Balance Sheets - September 30, 2002                         2

     Consolidated Statements of Operations - Three and Nine Months Ended
     September 30, 2002 and 2001                                              3

     Consolidated Statements of Cash Flows - Three and Nine Months Ended
     September 30, 2002 and 2001                                              4

     Notes to Consolidated Financial Statements                             5-6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                      7-10

PART II
-------

Item 1.     Legal Proceedings                                                10

Item 2.     Changes in Securities                                            10

Item 3.     Defaults Upon Senior Securities                                  11

Item 4.     Submission of Matters to a Vote of Security Holders              11

Item 5.     Other Information                                                11




















    The accompanying notes are an integral part of these financial statements





                          TECHNOLOGY CONNECTIONS, INC.
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002


                                     ASSETS
                                     ------


CURRENT ASSETS
----------------------------------------------------------------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $   3,815
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .     50,779
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .     23,766
                                                                ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .     78,360
                                                                ------------

PROPERTY AND EQUIPMENT
----------------------------------------------------------------
  Furniture and equipment. . . . . . . . . . . . . . . . . . . .     38,022
  Accumulated depreciation . . . . . . . . . . . . . . . . . . .     (6,300)
                                                                ------------
     Net property and equipment. . . . . . . . . . . . . . . . .     31,722
                                                                ------------

OTHER ASSETS
----------------------------------------------------------------
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,428
                                                                ------------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $ 112,510
                                                                ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------

CURRENT LIABILITIES
----------------------------------------------------------------
  Accounts payable and accrued expenses. . . . . . . . . . . . .  $ 130,856
  Current portion of notes payable . . . . . . . . . . . . . . .      8,795
  Loans From Stockholders. . . . . . . . . . . . . . . . . . . .     79,480
                                                                ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .    219,131
                                                                ------------
LONG-TERM DEBT
----------------------------------------------------------------
  Note Payable . . . . . . . . . . . . . . . . . . . . . . . . .  $  45,000

STOCKHOLDERS' DEFICIT
----------------------------------------------------------------
  Preferred Stock ($.001 par value, 5,000,000 authorized:
  none issued and outstanding) . . . . . . . . . . . . . . . . .        -0-
  Common Stock ($.001 par value, 100,000,000 shares authorized:
  25,157,860 shares issued and outstanding). . . . . . . . . . .     25,158
  Additional Paid-in-Capital . . . . . . . . . . . . . . . . . .    567,272
  Retained Deficit . . . . . . . . . . . . . . . . . . . . . . .   (744,051)
                                                                ------------
    TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . .   (151,621)
                                                                ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . .  $ 112,510
                                                                ============





    The accompanying notes are an integral part of these financial statements



                                  TECHNOLOGY CONNECTIONS, INC.
                                    STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                Three months ended September 30, Nine months ended September30,
                                                2002          2001          2002         2001*
REVENUES AND COST OF SALES:
---------------------------------------
  Sales . . . . . . . . . . . . . . . .  $    82,275   $    47,477   $   265,105   $    52,942
  Cost of sales . . . . . . . . . . . .      (32,798)      (69,041)     (168,396)      (87,954)
                                         ------------  ------------  ------------  ------------
    Gross profit. . . . . . . . . . . .       49,477       (21,564)       96,709       (35,012)
                                         ------------  ------------  ------------  ------------

OPERATING EXPENSES:
---------------------------------------
  Selling, general and administrative .       29,182        99,597       619,349       118,568
                                         ------------  ------------  ------------  ------------
    TOTAL EXPENSES. . . . . . . . . . .       29,182        99,597       619,349       118,568

    OPERATING INCOME (LOSS) . . . . . .       20,295      (121,161)     (522,640)     (153,580)
                                         ------------  ------------  ------------  ------------
OTHER EXPENSE:
---------------------------------------
  Interest expense. . . . . . . . . . .       (4,701)       (5,423)      (15,770)       (6,155)
                                         ------------  ------------  ------------  ------------
    TOTAL OTHER EXPENSE . . . . . . . .       (4,701)       (5,423)      (15,770)       (6,155)
                                         ------------  ------------  ------------  ------------
    INCOME (LOSS) BEFORE TAXES. . . . .       15,594      (126,584)     (538,410)     (159,735)

    INCOME TAX BENEFIT. . . . . . . . .          -0-           -0-           -0-           -0-

    NET INCOME (LOSS) . . . . . . . . .  $    15,594   $  (126,584)  $  (538,410)  $  (159,735)
                                         ============  ============  ============  ============
  Net income (loss) per common share -
  basic & fully diluted . . . . . . . .           **   $     (0.01)  $     (0.02)  $     (0.01)
                                         ============  ============  ============  ============
  Weighted average common
  shares outstanding. . . . . . . . . .   24,274,883    19,860,000    24,569,208    19,860,000
                                         ============  ============  ============  ============

* Since inception - May 23, 2001
** Less than $.01










    The accompanying notes are an integral part of these financial statements



                           TECHNOLOGY CONNECTIONS, INC.
                             STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                 2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(538,410)  $(159,735)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Common stock issued for services . . . . . . . . . . .    462,930         -0-
    Depreciation . . . . . . . . . . . . . . . . . . . . .      2,700         -0-
    (Increase) decrease in operating assets:
      Accounts receivable. . . . . . . . . . . . . . . . .    (11,524)        -0-
      Inventory. . . . . . . . . . . . . . . . . . . . . .    (23,766)        -0-
      Deposits . . . . . . . . . . . . . . . . . . . . . .     (2,428)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses. . . . . . . .     23,970      78,228
      Outstanding checks in excess of bank balance . . . .     (2,288)        -0-
                                                          ------------  ----------
      NET CASH USED IN OPERATING ACTIVITIES. . . . . . . .    (88,816)    (81,507)
                                                          ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------
  Purchases of property and equipment. . . . . . . . . . .    (12,332)    (14,441)
                                                          ------------  ----------
      NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .    (12,332)    (14,441)
                                                          ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------
  Proceeds from sales of common stock. . . . . . . . . . .     61,000      62,000
  Proceeds from and additions to stockholder loans . . . .     42,773      36,053
                                                          ------------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .    103,773      98,053
                                                          ------------  ----------
      NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      2,625       2,105
                                                          ------------  ----------
CASH AND CASH EQUIVALENTS:
----------------------------------------------------------
      Beginning of period. . . . . . . . . . . . . . . . .      1,190         -0-
                                                          ------------  ----------
      End of period. . . . . . . . . . . . . . . . . . . .  $   3,815   $   2,105
                                                          ============  ==========
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING:
----------------------------------------------------------
  Cash paid during the period for interest . . . . . . . .  $  15,770   $     -0-
                                                          ============  ==========
  Common stock issued for services . . . . . . . . . . . .  $ 462,930   $     -0-
                                                          ============  ==========
  Common stock issued for furniture. . . . . . . . . . . .  $   6,500   $     -0-
                                                          ============  ==========





    The accompanying notes are an integral part of these financial statements
                          TECHNOLOGY CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2002 (UNAUDITED)
ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results for the period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  COMMON  STOCK  ISSUANCES

During the nine months ended September 30, 2002, we had the following stock issuances:
- We issued 4,950,000 shares of common stock to professionals and consultants to assist us in having our common stock publicly traded. The stock was valued at $.08 per share, or an aggregate value of $400,000.
- We issued 125,860 shares of common stock to employees and subcontractors to services rendered on behalf of our Company. The shares were valued at $.50 per share, or an aggregate value of $62,930.
- We issued 13,000 shares of our common stock in exchange for furniture for our administrative offices. The shares were valued at $.50 per share, or an aggregate value of $6,500.
- We issued 219,000 shares of our common stock to various investors between $.25-.50 pursuant to a private stock offering. The offering included 150,000 shares of stock sold to an officer for $.25 per share, or $37,500. The total aggregate proceeds were $61,000 and used as follows:
          Advertising                   $10,000
          Common stock registration     $30,000
          Website development           $ 8,500
          Working capital               $12,500
                                        -------
               Total                    $61,000
                                        =======




NOTE 3- STOCKHOLDER LOAN

     During the nine months ended September 30, 2002 we received $42,773 in proceeds from a stockholder loan. The loan bears interest at 6% per annum and is due on demand. The loan is not evidenced by a written promissory note, but rather is an oral agreement between the Company and the stockholder.

NOTE 4- CONTIGENT LIABILITY

Our common stock offering of 69,000 shares may have violated certain provisions of federal law. As such, there remains a contingent liability of $23,500 until April 1, 2003. Management believes the possibilities of a material liability to be unlikely and accordingly has not accrued its effects in the financial statements.

































ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

     Technology Connections, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the construction industry; the retention and availability of key personnel; and general economic and business conditions.

     We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements such that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

     New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview
--------

     We were incorporated in North Carolina on May 23, 2001, to engage in the business of installing structured wiring capacities into newly constructed homes and retrofitting existing homes with the same integrated technology components and systems. Such integrated technology and systems include security systems, Internet technology, satellite television delivery systems, indoor/outdoor lighting, solar energy systems and entertainment/communication technology.

     Our executive offices are located at 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217. Our telephone number is (704) 341-0698. We currently have five full-time employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 25,157,860 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding.


RESULTS  OF  OPERATIONS
-----------------------

      For the three and nine months ended September 30, 2002 and 2001(unaudited).

Sales.

     Sales for the three months ended September 30, 2002 and 2001 were $82,275 and $47,477, respectively, an increase of $34,798 or 73%. Sales for the nine months ended September 31, 2002 and 2001 were $265,105 and $52,942, respectively, an increase of $212,163 or 400%. Sales consisted primarily of setup and installation of the following:
     Security systems
     Outdoor landscape lighting
     Audio systems
     Central home wiring centers
     Video and monitoring systems
     Home theater installation
     Computer networks
     Central vacuum systems
     Indoor lighting
     Home automation systems, including remote appliance capabilities

All revenues were from unrelated third parties and were made primarily from new home buyers.

Cost  of  Sales.

     The cost of sales includes the purchase price for equipment plus other direct costs associated with completing the installing, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products installed at any given location and the related cost of labor to complete installation.

          The cost of sales for the three months ended September 30, 2002 and 2001 were $32,798 and $69,041, respectively, a decrease of $36,243. The cost of sales for the nine months ended September 30, 2002 and 2001 were $168,396 and $87,954, respectively, an increase of $80,442. Cost of sales as a percentage of sales for the periods ended September 30, 2002 and 2001 were 40% and over 100%, respectively. Cost of sales as a percentage of sales for the 2001 period was negative. This imbalance was caused by initial product offerings and loss leading sales intended to assist us with entering the home wiring market.

          To date we have seen a decrease in the cost of sale as a percentage of sales as we have increased sales and attempted to develop our business plan. We expect cost of sales as a percentage of sales to decrease to around 50% of total sales for fiscal year 2002 as we pursue larger installation projects. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future which will further reduce our cost of sales as a percentage of sales.

Expenses.

          Total expenses for the three months ended September 30, 2002 and 2001 were $29,182 and $99,597, respectively. Total expenses for the nine months ended September 30, 2002 and 2001 were $618,126 and $118,568, respectively. Notable expense accounts included the following:

     Rent expense decreased to $1,866 for the period since we were operating primarily from the residence of our president while our office move was in transition.
     Professional fees were $438,565 which included 4,950,000 shares of common stock issued to professionals and consultants to assist us in having our common stock publicly traded. There shares were valued at $.08 per share yielding an aggregate value of $400,000. In additional we paid approximately $30,000 and $8,500 for expenses associated with filing our registration statement on Form SB-2 and website development, respectively.
     Subcontractors' fees were $66,779. This was primarily associated with the 125,860 shares of our common stock we paid to several subcontractors during the first quarter of 2002 for expenses to develop our business that were not related to actual projects. We valued the shares at $.50 yielding an aggregate value of $62,930.

          Approximately $74,500 of our accounts payable at September 30, 2002 consisted of credit card balances. The balances are unsecured and bear an average interest rate of approximately 15%. Interest expense for the nine months ended September 30, 2002 includes $15,770 in accrued interest pertaining to credit card balances that were accumulated in connection with our inventory purchases. We did not have any past due amounts as of the date of this prospectus.

          We expect increases in expenses through the year 2002 as the Company moves toward developing its business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Income  Taxes

          Our stockholders elected at incorporation under the Internal Revenue Code to be taxed as an S corporation. In lieu of corporate income taxes, the stockholders were taxed on their proportionate share of the Company's net income. According, no provision or liability for federal or state income taxes has been made in our 2001 financial statements. Subsequent to year-end, we revoked our S election pursuant to our plans to commence our initial public offering.

     Currently, income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards. As of September 30, 2002 our entire deferred tax asset of $15,000 was reduced by a valuation allowance of the same amount.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Income/  Losses.

     Net income for the three months ended September 30, 2002 was $15,594 versus a net loss of $126,584 in the same period in 2001, an increase of $142,178. Net losses for the nine months ended September 30, 2002 and 2001 were $537,187 and $159,735, respectively. Our losses for the nine months ended September 30, 2002 were primarily due to $462,930 in common stock issued for professional services in connection with our initial public offering. We expect to continue to incur losses at least through the year 2002. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

     Substantially all of our accounts payable are on credit cards. Our accounts payable as of September 30, 2002 include $74,500 in balances due various credit cards to purchase our inventory. The amounts are not secured against our assets and bear a weighted average interest rate of approximately 15%. There are minimum payments which are due each month that approximate $4,500. Our Company is current on all balances. If we are unable to make our required payments, our credit rating could be adversely affected.

     Cash flows used in operations were $88,816 and $81,507 for the nine months ended September 30, 2002 and 2001, respectively. Cash flows used in operations were primarily attributable to our $538,410 net loss for the period partially offset by $462,930 in common stock issued for services and $23,970 in increases in accounts payable. We issued 4,950,000 shares of common stock to professionals and consultants to assist us with having our common stock publicly traded. The shares were valued at $.08, or an aggregate value of $400,000. In addition, we issued 125,860 shares of stock to our employees and subcontractors which were valued at $.50 per share, or an aggregate value of $62,930.

          Cash flows used in investing activities were $12,332 and $14,441 for the nine months ended September 30, 2002 and 2001, respectively, which were attributable to purchases of furniture and equipment for our administrative offices.

          Cash flows generated by financing activities were $103,773 for the nine months ended September 30, 2002 and 2001. Cash flows for the period included $61,000 in proceeds from sales of our common stock between $.25-.50 pursuant to a Regulation D private offering. Proceeds were used for advertising, working capital and towards expenses relating to this registration statement. Also during the period, the Company received $42,773 in proceeds from a stockholder loan. The loan bears interest at 6% per annum and is due on demand. The loan is not evidenced by a written promissory note, but rather is an oral agreement between the Company and the stockholder.

          Overall, we have funded our cash needs from inception through September 30, 2002 with a series of debt and equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

          We had cash on hand of $3,815 and a working capital deficit of $140,771 as of September 30, 2002 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is primarily due to current obligations in account payable and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2003 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2003 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

          On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering opening additional sales centers during the first half of 2003. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. The funds raised from this offering will be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

     Seek projects that are less in value or that may be projected to be less profitable
     Seek smaller projects, which are less capital intensive, in lieu of larger contract projects, or
     Seek projects that are outside our immediate area to secure terms favorable to the Company.

          Demand for the products and services will be dependent on, among other things, market acceptance of our products, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our new home products, our business operations may be adversely affected by our competitors and prolonged recession periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate a home product sales and installation business in the Charlotte, North Carolina area. We also provide installation services to various unrelated developers and builders. We plan to strengthen our position in these markets. We plan to expand our operations through aggressively marketing our products and Company concept.

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

 (a)  Exhibits

Exhibit
Number     Description of Exhibits
------     -----------------------
3(i)(a)     Articles of Incorporation of Technology Connections, Inc.(1)
3(ii)       Bylaws of Technology Connections, Inc.(1)
3(iii)      Articles of Amendment to the Articles of Incorporation of
            Technology Connections, Inc. (1)
4.1         Form of Common Stock Certificate of Technology
            Connections, Inc. (1)
99.1        Certification of President and Chief Executive Officer

(1) Previously filed with Technology Connections's filing of Form SB-2 and subsequent amendments thereto (File No. 333-86000).

(b)  Reports  on  Form  8-K-  None.






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TECHNOLOGY CONNECTIONS, INC.
                                        (Registrant)


                                        /s/ Kevin Kyzer
Date:  November 14, 2002                __________________________
                                        Kevin Kyzer
                                        President, Chief Executive Officer,
                                        Chief Financial Officer