Form 10-K
period 2002-12-31
TECHNOLOGY CONNECTIONS INC
filed 2003-05-16
CIK 1168940

 U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB (Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended: December 31, 2002 OR [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ________ Commission file number: 333-86000 TECHNOLOGY CONNECTIONS, INC. (Name of small business issuer in our charter) North Carolina (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) 1731 56-2253025 (PRIMARY STANDARD INDUSTRIAL (I.R.S. EMPLOYER CLASSIFICATION CODE NUMBER) IDENTIFICATION NO.) 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217 (704) 341-0698 (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES) Kevin G. Kyzer 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217 (704) 341-0698 (NAME, ADDRESS AND TELEPHONE OF AGENT FOR SERVICE) Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act: common stock, par value $.001 per share Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] 1 State issuer's revenues for its most recent fiscal year: $276,445 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] APPLICABLE ONLY TO CORPORATE REGISTRANTS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,957,860 Shares of Common Stock as of May 15, 2003 DOCUMENTS INCORPORATED BY REFERENCE If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). No documents are incorporated by reference into this Annual Report on Form 10-KSB. Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X] 2 TABLE OF CONTENTS Part I.........................................................................4 Item 1. Description of Business................................................4 Item 2. Description of Property...............................................17 Item 3. Legal Proceedings.....................................................17 Item 4. Submission of Matters to a Vote of Security Holders...................17 PART II.......................................................................17 Item 5. Market for Common Equity and Related Stockholder Matters............. 17 Item 6. Management's Discussion and Analysis or Plan of Operation.............20 Item 7. Financial Statements..................................................18 Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................................................23 PART III......................................................................23 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.....................23 Item 10. Executive Compensation...............................................25 Item 11. Security Ownership of Certain Beneficial Owners and Management.......26 Item 12. Certain Relationships and Related Transactions.......................27 Item 13. Exhibits and Reports on Form 8-K.....................................28 Item 14. Controls and Procedures..............................................29 3 Part I Item 1. Description of Business. BUSINESS DEVELOPMENT. Since our inception, our company has focused on market opportunities in the Charlotte, North Carolina market. We plan to become the leading provider in our market of home wiring products. We currently staff six employees in our business. We do not have signed employment agreements with our employees, but they do sign a confidentiality agreement with respect to our business practices and technology. Additionally, we plan to focus on hiring additional employees to undertake regional expansion. We have successfully engaged in selling and integrating audio/visual/security devices in residential new construction homes. The typical home that we sell to costs approximately $350,000 and up, and is 3,000 square feet and larger. We also sell to pre-existing homes. Our method of distribution typically involves agreements entered into with the home builders. We compensate our sales people on solely a commission basis. There is direct correlation between the demand for our products and services and the home building industry as a whole. If mortgage interest rates are considered low (typically below 8%), the housing market usually expands which we believe will help drive demand for our products and services. The industry that we compete in is relatively new. Our products and technology are displayed in model homes developed by the home builders and when a purchase decision is made, the price of our products and services can conveniently be added into the new mortgage. Sales on our equipment and installations are billed upon delivery. However, we typically do not collect payment in full until the new home is completed. This can occur as much as 90 days after installation and cause cash flow problems for our company should our receivable accumulate or become uncollectible. We have not had any material bad debt to date. Our competition is primarily from sole proprietors who focus on local service areas and are very limited in their product offering and installation capabilities. There are no significant barriers to entry in our industry and start up costs for a comparable business would typically be minimal. Our products and services are typically bundled together and we believe we can obtain a competitive advantage by offering more variety of products at better prices as well as supply the labor to complete larger projects. We also plan to forge strategic relationships with local and national home builders to expand our sales. Currently, we are working with several new home builders, a national new home builder, to offer our products and services to their customers. Our management makes technical reviews of all sales quotes to ensure that our technology is being properly used for our customers. We also make use of Internet based scheduling, which offers more involvement for the builder and help prevents scheduling errors. We believe we will see an increase in competition as a result of the increasing popularity of home electronic equipment and as prices for consumer electronics become more affordable. 4 Our major suppliers of technical devices and wiring are ADI, Graybar and USTec. We do not currently have any specific purchase contracts with them. Pricing is based on volume of products purchased. Additionally, we have at least four other alternative suppliers should we have additional product delivery needs. We have worked out a special pricing and priority scheduling with our new home builders, of whom we are a subcontractor. Although we do not have a written contract, we have oral agreements. In addition to our relationships with these new home builders, we are also actively pursuing relationships with other home builders of comparable volume. The sale of electrical wiring and electrical equipment carries certain inherent liability for us. To manage this risk, we carry general liability insurance. We also carry workers compensation insurance, vehicle insurance. We believe our level of insurance is adequate for our current level of operations. We do not offer health insurance at this time, although we intend to offer it as soon as is practicable for the Company. Our return policy maintains that defective electronic equipment may be returned for credit. In addition, we offer our customer written product and installation warranties. For example, damaged wires are replaced at no charge. We do not estimate these costs to be material to our operations. We are considering expansion plans to increase sales and brand awareness including purchasing additional companies providing our type of products and services in other markets. We do not currently have enough capital to consummate such an acquisition. If we choose to pursue this means of expansion, additional capital raising activities may be necessary. There can be no assurance that capital will be available to us on favorable terms. Additional expenditures needed to facilitate this transaction could include travel, inventory, equipment and administrative expenses. We may also need to hire and train additional personnel in the sales and installation areas. Furthermore, we may incur expenses to open additional offices in the regional areas. A regulatory requirement for our business is that we must maintain a burglar alarm license. We currently are licensed within our areas and may need to expand this licensure if we expand our operations. Costs of maintaining our license is not material to our financial statements. We also remain current in our licensure requirements with the State of North Carolina, such as the need to have a business license. Our business is built around the concept of a networked home. A networked home is a home that is built on a foundation of a structured cabling system that runs into a central distribution point and is enclosed and situated in a closet or a basement. The homeowner is provided with the capacity to deliver all of the networked systems, such as security systems, satellite television or entertainment technology throughout the home. The homeowner selects the modules and services that are consistent with his or her particular lifestyle. Additional modules and services can be added very efficiently at a later date as the consumer's needs and desires change. Cost-effectiveness, convenience and flexibility are often cited as the advantages of a networked home. The market for our services should grow as the concept of a networked home becomes better understood by potential customers. Home builders benefit from our integrated services. They are able to subcontract for all low-voltage wiring with one company, thereby reducing costs and increasing efficiency. The company also saves the home builder money, and increases their profits with upgrades and add-ons that our consultants sell to the homebuyer with the home builder's profit margin included in the quote. 5 Home buyers also benefit from our integrated services. A home buyer has the convenience of creating a "wired home" with different types of technical equipment. By having the payment for all wiring and most equipment included in their mortgage, the home buyer may be able to obtain more of the technology features that they want for their home. They have low or no initial cash outlays and are still able to buy the products and services that they desire. These products and services are financed as part of the mortgage. Our operating philosophy centers on delivering quality products and services. Our technical consultants familiarize themselves with the standard operating procedures of each builder and they strive to develop a good business relationship with the builder's sales agents. Each customer proposal is reviewed by one of our technical consultants before it is presented to the client. Upon the acceptance of a customer proposal, the builder submits a purchase order. Once it is received, it is then submitted to our scheduling staff, which is responsible for coordinating with the construction management team of the builder. Our installation team then performs the actual installation. Our installers are experienced professionals who are primarily dedicated to working for a particular builder. Each project is inspected by our Quality Assurance Manager within twenty-four hours of installation to verify that the work performed is of the highest quality and matches the purchase order. If any changes are required, the Quality Assurance Manager is capable of making them immediately. We maintain an entertainment and technology showroom located at our headquarters in Charlotte, North Carolina. This gives the consumer the chance to experience the features and benefits of our communication, entertainment and other technologies first-hand. We are in the process of developing a program for regional expansion. The first thrust will be to attempt to open offices in the Southeastern United States. Potential cities identified for expansion include the following: Greensboro, NC, Raleigh, NC and Wilmington, NC; Greenville, SC, Columbia, SC, Charleston, SC and Myrtle Beach, SC; Atlanta, GA; and Orlando, FL and Tampa, FL. We will only embark upon an expansion program once our operations in the Charlotte, NC market are cash flow positive. We focus on four market segments, as follows: Residential new home construction Existing home residential dwellings Multiple dwelling units Small commercial buildings The products that we install include Direct TV, high speed Internet access, security systems, central vacuum systems, solar power systems, home theatres, structured wiring, landscaping lighting and home electrical improvements. 6 MARKET RESEARCH ---------------- According to our studies, about two-thirds of Americans own their own homes, and about one and one-half million new homes are constructed each year. Despite general slowdown in the American economy over the last year, the housing market has been relatively resistant to recession. While housing starts were slightly weaker in 2001 than the previous year on a national basis, some regional housing markets have shown signs of strength. For example, Charlotte, North Carolina and Mecklenburg County were among the few areas in the country that experienced real growth in economic and housing activity over the last ten years. Charlotte became the 32nd largest city in the country and the 5th largest urban region over that period of time. The population continues to grow due largely to migration. Our target customers are new home buyers with home purchase prices of $350,000 and higher, which is higher than the median house sale price of $200,000. We believe that this segment of the housing market will be less affected by a general economic slowdown. LOCATION OF FACILITIES ----------------------- In June of 2002 we moved into our new facilities. The headquarters are located at 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217. We have a showroom set up at this location. We occupy approximately 3,200 square feet for which we pay $3,091 per month. Our current lease expires on or about June 1, 2007. We believe our new location has sufficient space to conduct our operation over the next five years. SALES TECHNIQUES ----------------- We are currently negotiating with several local home builders to provide subcontracting services for all low voltage wiring and technology equipment for new homes. When we act as subcontractor for a home builder, the cost of the equipment is included in the sales price for the home. It gets financed through the home buyer's mortgage. Our showroom gives potential customers an opportunity to experience all the equipment features before they are installed in the home. In addition, by contracting with service dispatch firms we will be able to obtain customers with little or no acquisition cost. Those customers will not only provide us with sales but they will also provide us with opportunities from up-sales and cross-sales for other products. CUSTOMER CREDIT TERMS ---------------------- The customer typically locates their own source of credit. The credit terms for our new homebuyer customers depends on the terms of the mortgage that they obtain. If they obtain a mortgage for a period of 15-30 years, our equipment is paid off over that time with the mortgage. We collect on our receivable when the mortgage is funded. For other customers who want to install our products in their existing homes, we are in the process of arranging contracts with several lenders who will provide credit to our customers at reasonable rates. The loans will may be secured or unsecured based on the customers needs and usually carry an interest close to the prime rate as published by the Wall Street Journal. 7 HOURS OF BUSINESS ----------------- The business office at our headquarters is open from 8:00 a.m. to 5:00 p.m. on Monday through Friday. The showroom at our headquarters is open from 10:00 a.m. to 6:00 p.m. Monday through Saturday, and 12:00 p.m. to 6:00 p.m. on Sundays. We expect to expand our showroom hours of operation on regular business days in the near future. Our installers and service technicians work in two shifts from 8:00 a.m. to 9:00 p.m. Monday through Saturday. COMPETITORS ------------ Our competition is somewhat fragmented and consists primarily of sole proprietor installers and home electronic stores. We are not aware of any direct competitor that markets a complete turn-key technology package like ours to homeowners. We believe that this opens a window of opportunity to market our concept. It is possible that other well-capitalized companies could realize the value of our business concept and expand or enter into our market quickly. There can be no assurance that we will be successful in managing profitability in a highly competitive market. CHANNELS OF DISTRIBUTION ------------------------- Our approach to delivering our products and services to customers is four-fold: Establishing agreements with new home builders which allow us to have access to their home-building customers during the construction phase of their homes. Commercial sales representatives establish contacts in the local small business markets and offer them our products and services. We utilize service contracts with mailed brochures and door to door salespeople in an effort to capture the existing home market for wireless technologies. We will act as subcontractor for high speed Internet access companies and providers of security services in order to place these products and services in the home. PRICING POLICY --------------- As we mentioned earlier, our products are relatively expensive for the average home buyer's budget. In a typical $300,000 home, between $3,000 and $6,000 (1-2%) on average would be used toward a 'wired' home. In addition, we have to include the builder's profit margin in the final price. However, by including the cost of our equipment in the home sales price, the buyer is able to spread payment over the lifetime of their mortgage. Existing home owners may take a home equity loan for home improvements that could include our products and services. Competitive market conditions could have an adverse affect on our pricing policy. 8 ADVERTISING AND PROMOTIONS --------------------------- Advertising and promotions are an important part of our sales strategy. Our advertising and promotional activities fall into five key areas: Public relations Showrooms Internet Web site Customer Relations Press advertising. Our company puts a significant effort into preparing and disseminating a consistent array of press releases. These include information about the products and services we provide, location of our showroom, and contact telephone numbers. We regularly attempt to prepare and place advertisement pieces with editors of publications. We currently have advertisements with home builder's magazines, newspapers, radio and highway billboards. We have an informative and actively managed showroom at our headquarters. Customers are able to experience all of the advantages of having our products in their homes first-hand, before they are ever installed. Sales representatives help customers to choose a package of equipment and services that suit their needs the best. We plan to open additional showroom locations in the future. We have established an internet web site advertising the company's products and services. The cost to build was approximately $15,000. Further information can be found by visiting our site at www.connect2technology.com. Customer relations are a very important part of our business strategy. We keep records of every sales contact. Customer data such as source of inquiry, existing services, customer needs, and customer job and income level is included. By effectively keeping these types of records, we can offer truly personalized service when the opportunity arises. OPERATIONS ----------- In order to successfully sell our products and services to customers, our sales force must be dedicated, knowledgeable about our products and services and be well-trained. Steve Meredith is our Sales Manager and will attempt to impart these qualities to our staff. We provide one week of training to our sales people when they start, in order to teach them the skills that they will need to succeed. In the future, we may hire an outside trainer to teach sales techniques. Supplies and equipment are shipped directly from the suppliers to our facilities upon us receiving a customer order. This eliminates the need for the company to carry inventory or rent a warehouse facility. We must pay for our products upon delivery even though we may not receive collection of our customer receivable until a home's closing. This time lag may require us to obtain additional financing that may range from $100,000 to $250,000, depending on the level of our business. We are investigating into what sources of financing may be available for us including issuing notes payable, a follow on stock offering or a bank credit line. 9 RECENT PRIVATE PLACEMENTS -------------------------- During the first quarter of 2002, we sold 69,000 shares of our common stock, $.001 par value, between $.25-.50 per share, to 24 investors in what was intended to be a private placement to "accredited investors" within the meaning of the rules and regulations under the Securities Act. Aggregate proceeds amounted to $23,500. We relied upon the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act, and on comparable exemptions under state laws. We believed these exemptions were available because the issuances were transactions not involving a public offering and were made only to who it was believed were accredited investors. As it turned out, 17 of the investors were non-accredited investors. During the offering process, we inadvertently did not provide the information required by Rule 502 of Regulation D to these non-accredited investors. As a result, and with the advice of counsel, we decided to make a rescission offer to each of the investors who purchased shares of common stock in our private placement. In addition, we provided each investor with all of the information required by Rule 502 of Regulation D, which we believe complies with the informational and disclosure requirements of such regulation. None of the investors elected to rescind their purchase within the thirty day period provided by state law. Consequently, they are no longer entitled to the remedy of rescission under state law, and their rights to sue under state law for any alleged omission to provide material information about the Company in connection with the offering is extinguished However, under Federal law, all of the twenty-four investors have a year from their date of purchase to exercise their rights of rescission. During the first quarter, 125,860 shares of our common stock were issued to eleven different employees and vendors in exchange for services rendered in reliance on the exemption provided by Section 4(2) of the Securities Act. Also during early January, 2002, 150,000 shares of our common stock were sold to Michael Durbin, former Exec. Vice President of the Company, for $.25 per share in reliance upon an exemption provided by Section 4(2) of the Securities Act. In the case of each of these issuances, we relied on the following facts: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management. 10 Between March and April of 2002, shares of our common stock were issued to four consultants and a law firm in reliance upon an exemption provided by Section 4(2) of the Securities Act. 975,000 shares of common stock were issued to Greentree Financial Group, Inc. in connection with their provision of consulting services in the preparation of this Registration Statement on Form SB-2. In addition, 250,000 shares of common stock were issued to Brown & Associates, PLLC in connection with their provision of legal services in the preparation of this Registration Statement on Form SB-2. Also, 1,225,000 shares of our common stock were issued to 21st Equity Partners, LLC in connection with their provision of consulting services in the preparation of this Registration Statement on Form SB-2. In addition, 1,250,000 shares of our common stock were issued to The Corporate Solution, Inc. in connection with their agreement to provide business consulting and financial public relations services to our Company. Finally, 1,250,000 shares of our common stock were issued to Chester-Link, Inc. in connection with its agreement to provide business consulting and financial public relations services to our Company. The shares were issued pursuant to these agreements on June 6, 2002. The issuances to the five entities referred to above were made based upon the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management. On February 15, 2002, we sold 13,000 shares of our common stock to Mr. Robert Smith, owner of a substantial quantity of office furniture in exchange for such furniture. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management. SOURCES AND AVAILABILITY OF RAW MATERIALS ------------------------------------------ As of the date of this filing, we have no raw materials requirements. We do have several suppliers that we rely on and their names are as follows: ADI Graybar USTec No supplier represents more than 20% of our purchases. We have alternative suppliers available if we are not able to receive deliveries from one of the above suppliers. 11 CUSTOMER BASE -------------- For the period beginning on May 18, 2001 until March 31, 2002, we had approximately 460 customer projects performed. As of the date of this filing, our company is working on an average of 40 customer projects per month. INTELLECTUAL PROPERTY ----------------------- At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests. GOVERNMENT REGULATION ISSUES ------------------------------- We are subject to minimal federal and state regulation. Our operations are subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations. We will make every effort to comply with applicable regulations. RESEARCH AND DEVELOPMENT --------------------------- We have spent no funds on research and development. ENVIRONMENTAL LAW COMPLIANCE ------------------------------- There are no current existing environmental concerns for our products or services. If this changes in the future, we make every effort to comply with all such applicable regulations. EMPLOYEES ---------- Currently, we have a staff of six employees. We have no employment agreements with any of our employees. We anticipate hiring up to ten additional employees within the next year if our business expands. REPORTS TO SECURITY HOLDERS ------------------------------- We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. 12 RISK FACTORS WE MAY HAVE VIOLATED PROVISIONS OF THE FEDERAL SECURITIES LAWS IN CONNECTION WITH OUR YEAR 2002 PRIVATE PLACEMENT OF COMMON STOCK, GIVING RISE TO A CONTINGENT LIABILITY OF $23,500. We may have violated provisions of the Federal securities laws in connection with our year 2002 private placement of common stock. Such laws give investors in the common stock the right to rescind their purchases and seek a refund of the purchase price which they paid for a period of one year. The possibility of rescission represents a contingent liability to us in the amount of $23,500 for that period of time. It is reflected in the notes to our financial statements. BECAUSE OUR STOCK IS CONSIDERED A PENNY STOCK ANY INVESTMENT IN OUR STOCK IS CONSIDERED TO BE A HIGH-RISK INVESTMENT AND IS SUBJECT TO RESTRICTIONS ON MARKETABILITY. Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of the Company's securities, if our securities become publicly traded. In addition, the liquidity for the Company's securities may be adversely affected, with concomitant adverse affects on the price of the Company's securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities. 13 WE HAVE SUBSTANTIAL NEAR-TERM CAPITAL NEEDS AND WITHOUT ADEQUATE FUNDS WE MAY BE REQUIRED TO CURTAIL OUR OPERATIONS. We require additional funding. We estimate that we will need $190,000 in additional funds over the next twelve months to fund our operations without curtailing operations. While this estimate is given, our capital requirements will depend on many factors including, but not limited to, opening additional sales centers in our area, aggressiveness of product marketing and the hiring of additional employees. Presently, we have only limited amounts of liquid assets with which to pay our expenses. We do not have sufficient liquid assets to continue to grow our company. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, additional capital may not be available on favorable terms to us. If adequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms. In addition, we have no credit facility or other committed sources of capital. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable. BECAUSE WE HAVE ONLY A LIMITED OPERATING HISTORY, YOU WILL HAVE NO ABILITY TO EVALUATE OUR BUSINESS PROSPECTS AND STRATEGIES. We have been in existence only since May 18, 2001, and we have a limited history of actually providing our services to customers. We have only limited revenues and no other established funding sources. We are still in our developmental stages and we will require significant expenses to develop our business and future losses are likely before our operations become profitable. You should be aware of the risks and difficulties that we may encounter in our business. We may not be able to generate revenues or otherwise obtain funds to adequately conduct our operations. Moreover, we may not be successful in our business plans or we may not be able to operate profitably. Accordingly, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth. IF WE ARE UNSUCCESSFUL IN ACQUIRING A GROWING BACKLOG OF CONTRACTS, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR OPERATIONS We have a limited backlog of contracts at any given point in time to assist us in developing our operations. We currently have six employees. We are prepared to hire additional employees only if and when our contracts increase. 14 BECAUSE OUR FINANCIAL CONDITION IS POOR WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR OPERATIONS, AND OUR LOSSES MAY ACCUMULATE. Because we have only a limited operating history, assets, and revenue sources, we may not adequately develop our operations. During the last twelve months ended December 31, 2002, we generated losses totaling $725,776. These losses were primarily due to $492,930 of expenses relating to having our common stock publicly traded and stock issued for services. Of that amount, $462,930 was paid in common stock and the other $30,000 in cash. Additionally, we incurred $46,410 in interest expense for the period. As a result of these losses, as of December 31,2002, we had an accumulated deficit in retained earnings of $932,158 and total assets of only $76,866 with which to operate. We anticipate that we will experience continued financial difficulties without an immediate infusion of capital. Moreover, we may be unable to operate profitably, even if we obtain immediate funding or further develop our operations or increase our revenues. Our poor financial condition could adversely affect our ability to expand our operations through acquisitions in a timely fashion. Accordingly, we may experience future losses if we are unable to adequately develop our operations. OUR PRINCIPAL STOCKHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS. Currently, our principal stockholders, Kevin G. Kyzer and Stacey A. Kyzer, own approximately 78.1% of our common stock. As a result, they will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they will be able to elect all of the members of our Board of Directors, which will allow them to significantly control our affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business. IF WE LOSE THE SERVICES OF OUR PRESIDENT, OUR BUSINESS MAY BE IMPAIRED. Our success is heavily dependent upon the continued active participation of our president, Mr. Kevin G. Kyzer. Mr. Kyzer has over ten years of experience in technology businesses. The loss of Mr. Kyzer's services could have a material adverse effect upon the development of our business. We do not maintain "key person" life insurance on Mr. Kyzer. We do not have a written employment agreement with Mr. Kyzer. We may be unable to recruit or retain other qualified personnel, should it be necessary to do so. WE DO NOT HAVE ANY IMMEDIATE PLANS TO HIRE ADDITIONAL PERSONNEL, WHICH MAY CAUSE SUBSTANTIAL DELAYS IN OUR OPERATIONS. Although we plan to expand our business and operations, we have no immediate plans to hire additional personnel. As we expand our business there will be additional strains on our operations due to increased cost. In addition, there may be additional demand for our services. We now only have the services of Kevin G. Kyzer, our president, Stacey A. Kyzer, our Vice President ,in addition to our other employees, to accomplish our current business and our planned expansion. If our growth outpaces their ability to provide services and we do not hire additional personnel it may cause substantial delays in our operations. 15 WE FACE COMPETITION IN OUR BUSINESS, AND POTENTIAL COMPETITORS FACE FEW BARRIERS TO ENTRY; WE MUST OVERCOME THIS COMPETITION IF WE ARE TO OPERATE PROFITABLY. We face competition from companies engaged in similar businesses. We anticipate that competition will intensify within as the opportunities inherent in our business become more apparent. Some of our competitors have significantly greater customer bases, operating histories, financial, technical, personnel and other resources than we do. As a response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could negatively impact our operations and financial condition. WE HAVE NEVER PAID DIVIDENDS AND WE DO NOT INTEND TO PAY DIVIDENDS. We have never paid dividends. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be at the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by us in the future. Therefore, cash dividends of any kind may never be paid. THE RISK OF WAR AND TERRORISM NEGATIVELY AFFECTS THE LOCAL HOME BUILDING INDUSTRY AND ADVERSELY AFFECTS OUR NEW HOME INSTALLATIONS MARKET Terrorist acts of war (wherever located around the world) may cause damage or disruption to our business and could have an adverse effect on our operations and financial results. Travel, tourism and building development throughout the United States and the world, have been significantly effected since the events of September 11, 2001. Our revenue is generated, in part, from businesses that rely on home building development. If this industry is weak, our new home installations will likely be adversely affected. The economic uncertainty stemming from the terrorist attacks of September 11, 2001, may continue through the pending wartime economy. At this time, we are unable to predict what impact a prolonged war on terrorism will have on the respective economies of the United States or how it will effect our operations. NEGATIVE TRENDS IN RESIDENTIAL HOMEBUILDING CAN ADVERSELY AFFECT OUR BUSINESS Negative trends in residential homebuilding can adversely affect our business. New home installations are the largest component of our revenues, and if new homebuilding slows down, it can negatively impact our revenues. Factors that affect residential homebuilding include downturns in interest rates and worsening general economic conditions. IF WE ARE UNABLE TO EXPAND OUR INFRASTRUCTURE, WE WILL NOT BE SUCCESSFUL IN MANAGING OUR PLANNED GROWTH. Our anticipated growth could significantly strain our operational infrastructure and financial resources. Our business and results of operations may be adversely affected if we are unable to increase our financial resources and improve our operational infrastructure. 16 THE PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE. The price of our common stock may be highly volatile. Numerous factors could have a significant effect on the market price of our common stock. Such factors include the announcements of fluctuations in operating results, new contracts or customers. In addition, the stock market has experienced significant price and volume fluctuations in recent years that have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock. FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE STOCK PRICE. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. A 6% ORAL DEMAND LOAN WITH A STOCKHOLDER IN THE AMOUNT OF $22,628, POSES A RISK THAT WE COULD NOT REPAY ON DEMAND. We have a 6% oral demand loan with a stockholder in the amount of $22,628. There is a risk that demand for repayment could be made at anytime, when we do not have funds, and the terms of the loan itself could be the subject of a dis Item 2. Description of Property. We do not own any property nor do we have any contracts or options to acquire any property in the future. Between January and May 2002, we operated from the residence of our president while we were awaiting readiness of our new headquarters. In June of 2002, we moved into our new offices located at 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217. We occupy approximately 3,200 square feet for which we pay $3,091 per month. We have signed a five year lease at this location which expires in June of 2007. We believe this space to be adequate for our present and forecasted levels of operations. We have no policy with respect to investments in real estate or interests in real estate. Item 3. Legal Proceedings. We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved. Item 4. Submission of Matters to a Vote of Security Holders. None PART II Item 5. Market for Common Equity and Related Stockholder Matters. Our stock is qualified for quotation on the over the counter bulletin board under the symbol "TGYC" in 2002. Holders The number of recorded holders of the Company's common stock as of December 31, 2002 is approximately 54. Penny Stock Considerations Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. 17 In addition, under the penny stock regulations the broker-dealer is required to: o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker- dealer or the transaction is otherwise exempt; o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities; o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account. Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities. Dividends We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. 18 Item 6. Management's Discussion and Analysis or Plan of Operation. SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS Some of the statements in this Form 10K-SB are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. Overview --------- We were incorporated in North Carolina on May 23, 2001, to engage in the business of installing structured wiring capacities into newly constructed homes and retrofitting existing homes with the same integrated technology components and systems. Such integrated technology and systems include security systems, Internet technology, satellite television delivery systems, indoor/outdoor lighting, solar energy systems and entertainment/communication technology. Our executive offices are located at 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217. Our telephone number is (704) 341-0698. We currently have six employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 25,157,860 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding. 19 RESULTS OF OPERATIONS ------------------------ For the 12 months ended December 31, 2002. Sales. Sales consisted primarily of setup and installation of the following: Security systems Outdoor landscape lighting Audio systems Central home wiring centers Video and monitoring systems Home theater installation Computer networks Central vacuum systems Indoor lighting Home automation systems, including remote appliance capabilities All revenues were from unrelated third parties and were made primarily from new home buyers. December 31, 2002 vs. December 31, 2001 Income Statement Year end December 31 Reason ______________________ _____________ _______________ __________________________________ 2001 2002 ______________________ _____________ _______________ __________________________________ Revenues $153,426 $276,445 Revenues increased due to an increase in our relationships with new home builders and greater operating efficiencies. ______________________ _____________ _______________ __________________________________ Cost of Revenues $185,768 $248,646 Due to increased sales. ______________________ _____________ _______________ __________________________________ ______________________ _____________ _______________ __________________________________ Gross Profit ($32,343) $27,799 Gross Profit increased due to better pricing resulting from volume purchasing from suppliers. ______________________ _____________ _______________ __________________________________ Operating Expenses: $158,889 $707,165 See Total Operating Expenses ______________________ _____________ _______________ __________________________________ ______________________ _____________ _______________ __________________________________ Interest Expense $15,151 $46,410 Interest Expense increased due to accerlerated interest and late fees. ______________________ _____________ _______________ __________________________________ Total Operating Expenses $174,040 $753,575 Primarily increased due to costs associated with becoming publicy trading, SEC compliance costs. Operating expenses also consists primarily of salaries, general overhead,and technical personnel. We anticipate that Operating Expenses will continue to increase as business expands. ______________________ _____________ _______________ __________________________________ 20 Plan of operations: We plan to accomplish our future plan of operations as follows: ________________________________ ______________________________ __________________________ __________________ EVENT OR MILESTONE PERTAINING TIME FRAME FOR METHOD OF ACHIEVEMENT ESTIMATED TO PRODUCT DEVELOPMENT IMPLEMENTATION COST LOW END HIGH END ________________________________ ______________________________ __________________________ __________________ Complete Software Implementation June 15, 2003 - Hire a professional to $5,000 to for on-line scheduling system July 30, 2003 configure network access $15,000 and accounting program. to application server. ________________________________ ______________________________ __________________________ __________________ ______________________________________ ________________________________ ______________________________ _______________________ EVENT OR MILESTONE PERTAINING TO TIME FRAME FOR METHOD OF ACHIEVEMENT ESTIMATED COST SALES AND MARKETING IMPLEMENTATION LOW END - HIGH END ______________________________________ ________________________________ ______________________________ _______________________ Conduct a North Carolina public June 15, 2003 - December 31, Hire a professional public $30,000 to $50,000 advertising campaign 2003 relations and media relations firm. Place interviews and a small amount of media advertisements in local newspapers and recognized newspapers and trade publications. ______________________________________ ________________________________ ______________________________ _______________________ Conduct a North Carolina direct mail June 15, 2003 - December 31, Hire a professional $15,000 to $30,000 campaign aimed at potential and new 2003 promotions firm. Attend homeowners. various trade shows and public engagements as advised to promote our services. ______________________________________ ________________________________ ______________________________ _______________________ Conduct various expeditions to June 1, 2003 - December 31, As required, depending on $30,000 to $100,000 thriving new home construction markets 2003 nature and duration of to seek out potential new office travel. locations throughout the United States. ______________________________________ ________________________________ ______________________________ _______________________ Hire a direct sales manager. June 1, 2003 - July 15, Through in-house efforts. Salaries - $60,000 2003 ______________________________________ ________________________________ ______________________________ _______________________ _______________________________ ______________________________ ___________________________ __________________ EVENT OR MILESTONE PERTAINING TIME FRAME FOR METHOD OF ACHIEVEMENT ESTIMATED TO CUSTOMER SUPPORT IMPLEMENTATION COST _______________________________ ______________________________ ___________________________ __________________ Hire two customer support June 1, 2003 - July 15, Through in-house efforts. Salaries - staff. 2003. $50,000 _______________________________ ______________________________ ___________________________ __________________ Total Low End Cost--$190,000 Total High End Cost--$305,000 Excludes general working capital The cost of these activities must all be funded with future debt or equity financing. We plan to conduct a minimum of $50,000 in research in the development of our sales and operations procedures during the next 12 months, provided the funds are available. In addition, one aspect of our strategy to grow is to expand the scope of our operations by acquiring other businesses in audio/video entertainment technology related industries, such as providers of low voltage services and products. We believe that our public company status will make us an attractive buyer to certain entertainment technology related acquisition candidates in this area. We have not developed any acquisition discipline or criteria to evaluate acquisition opportunities. Accordingly, any acquisition candidate that is selected may be a financially unstable company or an entity in an early stage of development or growth, including entities without established records of sales or earnings. 21 Item 7. Financial Statements. Technology Connections, Inc. (A development STage Company) FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM INCEPTION (MAY 18, 2001) TO DECEMBER 31, 2001 TABLE OF CONTENTS Auditor Consent F-1 Report of Independent Certified Public Accountants F-2 Balance Sheet December 31, 2002 F-3 Statements of Operations For the year ended December 31, 2002 and for the Period from Inception (May 18, 2001) to December 31, 2001 F-4 Statements of Changes in Stockholders' Deficit For the year ended December 31, 2002 and for the Period from Inception (May 18, 2001) to December 31, 2001 F-5 Statements of Cash Flows For the year ended December 31, 2002 and for the Period from Inception (May 18, 2001) to December 31, 2001 F-6 Notes to the Financial Statements F-7 through F-13 18 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS We hereby consent to the incorporation of our report, dated May 12, 2003, relating to the financial statements of TECHNOLOGY CONNECTIONS, INC. in the 10- KSB dated on May 15, 2003. Perrella & Associates, P.A. Pompano Beach, Florida May 15, 2003 F-1 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS To the Board of Directors and Shareholders of Technology Connections, Inc. We have audited the accompanying balance sheet of Technology Connections, Inc. as of December 31, 2002, and the related statements of operations and stockholders' deficit and cash flows for the years ended December 31, 2002 and for the period from inception (May 18, 2001) to December 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Connections, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from inception (May 18, 2001) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C, notes to the financial statements, the Company has suffered recurring losses, has yet to generate an internal cash flow and has not successfully raised adequate working capital which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties. Perrella & Associates, P.A. Pompano Beach, Florida May 12, 2003 F-2 TECHNOLOGY CONNECTIONS, INC. Balance Sheet December 31, 2002 ASSETS 2002 CURRENT ASSETS Cash and Cash Equivalents $4,457 Inventory 6,411 Accounts Receivable, net of allowance for doubtful accounts of $31,564 3,796 TOTAL CURRENT ASSETS 14,664 PROPERTY AND EQUIPMENT Property and Equipment 71,938 Accumulated Depreciation (9,736) Net Property and Equipment 62,202 TOTAL ASSETS $76,866 LIABILITIES AND STOCKHOLDERS' DEFICIT CURRENT LIABILITIES Accounts Payable and Accrued Expenses $231,216 Current Portion of Notes Payable 22,091 Loans Payable to Stockholders 89,287 TOTAL CURRENT LIABILITIES 342,594 LONG-TERM DEBT Notes Payable, less current portion 74,000 STOCKHOLDERS' DEFICIT Preferred Stock ($.001 par value, 5,000,000 authorized: none issued and outstanding) - Common Stock ($.001 par value, 100,000,000 shares authorized: 25,157,860 shares issued and outstanding) 25,158 Additional Paid-in-Capital 360,890 Retained Deficit (725,776) TOTAL STOCKHOLDERS' DEFICIT (339,728) TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $76,866 The accompanying notes are an integral part of the financial statements F-3 TECHNOLOGY CONNECTIONS, INC. Statements of Operations For the year ended December 31, 2002 and for the Period from Inception (May 18, 2001) to December 31, 2001 2002 2001 SALES AND COST OF SALES: Sales $ 276,445 $ 153,426 Cost of Sales (248,646) (185,768) Gross 27,799 (32,342) Profit (Loss) OPERATING EXPENSES (707,165) (158,889) OPERATING LOSS (679,366) (191,231) OTHER EXPENSE: Interest Expense (46,410) (15,151) NET LOSS $ (725,776) $ (206,382) Net Loss Per Common Share Bassic & Fully Diluted $ (0.03) $ (0.01) Weighted Average Common Shares Outstanding 24,502,383 19,860,000 The accompanying notes are an integral part of the financial statements F-4 TECHNOLOGY CONNECTIONS, INC. Statements of Changes in Stockholders' Deficit For the year ended December 31, 2002 and for the Period from Inception (May 18, 2001) to December 31, 2001 Common Additional Common Stock Paid-in Retained Shares $.001 Par Capital Deficit Balances, May 18, 2001 - $- $- $- Issuances of common stock to Founders 19,700,000 19,700 12,300 Issuances of common stock for cash 150,000 150 29,850 - Net loss - - - (206,382) Balances, January 1, 2002 19,850,000 $19,850 $42,150 $(206,382) Reclassification of Subchapter S corporation accumulated losses - - (206,382) 206,382 Issuances of common stock for services 5,088,860 5,089 464,341 - Issuances of common stock cash 219,000 219 60,781 - Net loss - - - (725,776) 25,157,860 $25,158 $360,890 $(725,776) The accompanying notes are an integral part of the financial statements F-5 TECHNOLOGY CONNECTIONS, INC. Statements of Cash Flows For the years ended December 31, 2002 and for the Period from Inception (May 18, 2001) to December 31, 2001 2002 2001 CASH FLOWS FROM OPERATING ACTIVITIES: Net loss $(725,776) $(206,382) Adjustments to reconcile net loss to net cash used in operating activities: Depreciation 6,136 3,600 Stock issued for services 469,430 - Noncash interest on Loans from 4,601 - Stockholders (Increase) decrease in operating assets: Accounts receivable 35,728 (39,525) Inventory (6,411) - Increase in operating liabilities: Accounts payable and accrued 122,042 106,886 expenses Outstanding checks in excess of - 2,288 bank balance NET CASH USED IN OPERATING (94,250) (133,133) ACTIVITIES CASH FLOWS FROM INVESTING ACTIVITIES: Purchases of property and equipment (53,759) (18,179) NET CASH USED IN INVESTING (53,759) (18,179) ACTIVITIES CASH FLOWS FROM FINANCING ACTIVITIES: Proceeds from sales of common stock 61,000 62,000 Proceeds from stockholder loans 61,468 36,707 Repayments of stockholders loans (13,488) - Borrowings on notes payable 50,357 60,000 Repayments of notes payable (8,061) (6,205) NET CASH PROVIDED BY FINANCING 151,276 152,502 ACTIVITIES NET INCREASE IN CASH AND CASH EQUIVALENTS 3,267 1,190 CASH AND CASH EQUIVALENTS: Beginning of period 1,190 - End of period $ 4,457 $ 1,190 SUPPLEMENTAL CASH FLOW INFORMATION: Cash paid during the year for interest $ 19,712 $15,151 The accompanying notes are an integral part of the financial statements F-6 TECHNOLOGY CONNECTIONS, INC. Notes to the Financial Statements For the year ended December 31, 2002 and For the Period from Inception (May 18, 2001) to December 31, 2001 NOTE A - NATURE OF THE BUSINESS The Organization and operations - Technology Connections, Inc. (the "Company") was organized under the laws of the State of North Carolina on May 18, 2001. The Company provides technical equipment installation and structured security wiring capacities for homes and offices. The Company's sales are performed primarily under fixed price contracts and individual orders that vary in completion time, generally less than two weeks. NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. Inventory - Inventory is valued at the lower of cost (which approximates computation on a first-in first out basis) or market (net realizable value or replacement cost). Property and Equipment - Property and equipment are stated at cost. Fixed asset additions are capitalized, while repair and maintenance costs are charged to operations as incurred. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement on January 1, 2002. No impairments were recognized during the year ended December 31, 2002. Revenue Recognition - The Company obtains written purchase orders and contracts from its customers for its products and services. Revenue is recognized when the related service revenue is complete, provided collection of the related receivable is reasonably assured. The Company performs ongoing credit evaluations of its customers and establishes a reserve for those accounts deemed uncollectible. F-7 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Advertising Costs - Advertising costs are expensed as incurred. The Company has not incurred any direct-response advertising costs from inception. Income Taxes - The Company elected to be an "S" Corporation under the Internal Revenue Code until January 1, 2002, the Company terminated its' S corporation election with the intent to offer its shares in an initial public offering. Prior to this date all taxable income or losses flowed through to the stockholders. As of January 1, 2002 the Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some or all of the deferred tax asset will not be realized. Earnings per Share - Statement of Financial Accounting Standard ("SFAS") No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share. Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. F-8 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Recent Accounting Pronouncements - In June 2001, the Financial Board issued Statement of Financial Accounting Standards ("SFAS") No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows. In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS 145 on January 1, 2003. In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2003. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. F-9 NOTE C - LIQUIDITY AND GOING CONCERN The Company experienced losses of $725,776 and $206,382 during the year ended December 31, 2002 and for the period from inception (May 18, 2001) to December 2001, respectively, had a net working capital deficiency of $327,931 and had outstanding and delinquent payables including payroll taxes as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, increasing sales and achieving profitable operations. Management's plans with regard to these matters encompass the following actions: Management's operating plan, which was put into effect in the latter part of 2002, has implemented cost reduction policies and developed an aggressive sales strategy. The Company believes these efforts in conjunction with raising equity, will improve liquidity and sustain continuing operations. The cost reduction policies include reducing overhead expenses, personnel expense and a more effective and efficient manner of installation. The Company has focused on building relationships with local builders to obtain structural wiring contracts for new home construction sub-divisions. As of April 2003, the Company secured a large contract with a major homebuilder in the Charlotte area to pre-wire new homes in twelve new sub-divisions, over the next 24 months. Management has also implemented a sales plan to further develop its sales of home and office security alarm systems. During the first four months of 2003, sales of these systems have out paced the prior year due to its effective sales team efforts. The Company also intends to pursue equity capital or debt funding. With equity funding and anticipated future sales growth, management believes the Company will be able to generate sufficient funds to continue in business as a going concern. The eventual outcome, however, of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties. F-10 NOTE D - PROPERTY AND EQUIPMENT Property and equipment consisted of the following as of December 31, 2002: Office furniture $ 619 Office equipment 31,258 Transportation equipment 40,062 Accumulated depreciation (9,736) Net property and equipment $ 62,202 NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES Accounts payable and accrued expenses consists of the following on December 31, 2002: Accounts payable $ 177,168 Withholding taxes payable 46,653 Accrued interest 7,395 $ 231,216 NOTE F - NOTES PAYABLE The December 31, 2002 balance consists of two promissory notes and a loan secured by a vehicle purchase during 2002. One note is an unsecured note payable for $50,000 to an unrelated individual dated April 12, 2001. The note bears interest at the rate of 10% per annum and is due April 2004. As of December 31, 2002 the note has accumulated accrued interest of $7,395. The second note is an unsecured non-interest bearing note payable for $15,000 from an unrelated individual dated December 23, 2002. The principal is due on June 1, 2003. As of December 31, 2002 no principal was paid on this note. On June 12, 2002, the Company purchased a vehicle that is secured with a note in the amount of $34,151. The note bears interest of 4.9% per annum and is amortized over 60 monthly payments of $644.20 through July 12, 2007. As of December 31, 2002, the principal balance due on the note was $31,092. F-11 NOTE F - NOTES PAYABLE (continued) The principal maturities with regard to the above notes payable are as follows for the next five years: 2003 $ 21,348 2004 56,666 2005 7,000 2006 7,351 2007 3,726 $ 96,091 NOTE G - LOANS PAYABLE TO STOCKHOLDERS The loans payable to stockholders at December 31, 2002 consist of unsecured notes payable to the Company's President and majority stockholder and its Vice President. The notes bear interest at a rate of 6% and are due on demand. As of December 31, 2002, the amount due on these loans is $89,287 and includes accrued interest of $4,601. NOTE H - EQUITY On January 16, 2002, the Company's Board of Directors amended its articles of incorporation to increase the amount of authorized common stock to 100,000,000 shares, change its common stock par value to $.001 per share, and authorized a 20,000 for 1 stock split on the common stock. All per share amounts have been restated retroactive. In addition, the Board of Directors authorized 5,000,000 shares of preferred stock to be issued. In May 2001, two officers purchased founders shares of 19,700,000 for $32,000 and nrelated parties purchased 150,000 shares of common stock for $30,000. In February 2002, the Company issued 219,000 shares of commons stock for $61,000 to accredited investors in a private placement. During the year ended December 31, 2002, the Company issued 4,950,000 common shares, valued at $400,000, as payment for professional services related to the initial public offering and 138,860 common stock shares, valued at $62,930 to subcontractors for services rendered. The stock was valued at the market value of the services rendered. NOTE I - INCOME TAXES The Company has approximately $726,000 of federal and state net operating losses available that expire in various years through the year 2017. F-12 NOTE I - INCOME TAXES (continued) Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2002 and 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. The Company's deferred tax asset at December 31, 2002 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $283,000 less a valuation allowance in the amount of approximately $283,000. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The Company's total deferred tax asset as of December 31, 2002 is as follows: Net operating loss carry forwards $ 283,000 Valuation allowance (283,000) Net deferred tax asset $ -- ======== The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002 and 2001 is as follows: 2002 2001 Income tax computed at the federal statutory rate 34% 34% State income taxes, net of federal tax benefit 5% 5% 39% 39% Less Valuation allowance (39%) (39%) Total deferred tax asset 0% 0% NOTE J - COMMITMENTS On April 15, 2002, the Company entered into a lease agreement for its executive offices under non-cancelable operating lease that expires on April 30, 2007. Rent expense for the years ended December 31, 2002 and 2001, was $29,120 and $36,691, respectively. Future minimum rental payments as of December 31, 2002, in the aggregate and for each of the five succeeding years are as follows: 2003 $ 38,014 2004 39,388 2005 40,762 2006 42,136 2007 14,198 F-13 Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None PART III Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. Directors and Executive Officers. Our Bylaws provide that we must have a minimum and maximum of two directors. Each director will serve until our next annual shareholder meeting, to be held on the 20th day of March of each year. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:
Name. . . . . . . Age Position ------------------ --- -------------------------------------- Kevin G. Kyzer. . 32 President and Director ------------------ --- -------------------------------------- Stacey A. Kyzer . 31 Vice President, Secretary and Director ------------------ --- --------------------------------------
Kevin G. Kyzer has been our President and a Director since our incorporation on May 23, 2001. He will serve as a director until our next annual shareholder meeting, or until a successor is elected who accepts the position. Mr. Kyzer's experience as a technical officer working in technical fields over the last five years consists of the following. Mr. Kyzer was employed by Lifestyle Technologies as Chief Technical Officer from February 2000 until February 2001. As Chief Technical Officer, he maintained and implemented communications systems, including computer and telecommunications for all office locations. He advised the Board of Lifestyle Technologies on all technology aspects of the business. The average staff size that Mr. Kyzer supervised was three persons. Mr. Kyzer was employed by Pilot Home Technologies as Chief Technical Officer from March 1999 until February 2000. As Chief Technical Officer, he: Designed and implemented company telecom and data network. Advised other members of management on planning and business strategy. Created job cost budgets and supervised budget performance. Performed research and development for new products and services. Mr. Kyzer owned and operated a computer consultant business known as Data Resources, a sole proprietorship, from April 1997 until March 1999. During this time he advised business on network solutions, implemented telecom and data networks for small business and sold small business computer hardware products on a retail level. Mr. Kyzer was employed by CompUSA as an Account Executive from October 1996 to April 1997. During this time he acted as liaison between CompUSA and Siemens to facilitate over $10 million in annual computer hardware and software purchase orders. Stacey A. Kyzer has been our Vice President, Secretary and Director since our incorporation on June 23, 2001. She will serve as a director until our next annual shareholder meeting or until a successor is elected who accepts the position. Ms. Kyzer's experience over the last five years consists of the following. Ms. Kyzer was employed as a Pharmacist by Walgreens from January 1996 to the present, and as a Pharmacy Manager by Walgreens from August 1999 to April 2001. Ms. Kyzer has been employed as a Vice President, Secretary and Director of our Company from May 2001 to the present. Family Relationships. Family Relationships Kevin G. Kyzer, our President, and Stacey A. Kyzer, our Vice President, are husband and wife. There are no other family relationships. Significant Employees. Legal Proceedings No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management. Promoters ---------- Our Company has issued 1,250,000 shares of our common stock to The Corporate Solution, Inc., a Nevada corporation, for its agreement to provide business consulting and financial public relations services. In addition, our Company has issued 1,250,000 shares of our common stock to Chester-Link, Inc., a Texas corporation, for its agreement to provide business consulting and financial public relations services. Item 10. Executive Compensation. Summary Compensation Table As of December 31, 2002 ---------------------------------------------------- Annual Compensation Long Term Compensation ------------------- ------------------------ Other Annual Restricted Salary Bonus Compensation Stock Award(s) Name and Principal Position . . . . . . . . . . . . Year ($) ($) ($) - --------------------------------------------------- -------- --------------- ------------- -------------- ------------ Kevin G. Kyzer President . . . . . . . . . . . . . . . . . . . . . 2002 $ 0 0 0 0 Stacy A. Kyzer Vice President. . . . . . . . . . . . . . . . . . . 2002 0 0 0 0 - --------------------------------------------------- --------- --------------- ------------- -------------- ------------ We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us. Board Compensation Our board does not receive cash compensation for services as directors. Item 11. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth the ownership, as of December 31, 2002, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control. Title of . . . . . . Current Class . . . . . . . Name and Address # of Shares Ownership % Owned --------------------- ---------------------- ------------ --------- ------ Kevin G. Kyzer 10812 Kenderly Ct. Common . . . . . . . Charlotte, N.C. 28277 9,860,000 Direct 39.1% --------------------- ---------------------- ------------ --------- ------ Stacey A. Kyzer 10812 Kenderly Ct. Common . . . . . . . Charlotte, N.C. 28277 9,840,000 Direct 39.0% --------------------- ---------------------- ------------ --------- ------
Security Ownership of Officers and Directors (2). Title of Class . . . . . . . Name and Address # of Shares Ownership Current % Owned ----------------------------- ------------------------ ----------- ---------- ---------------- Kevin G. Kyzer 10812 Kenderly Ct. Common . . . . . . . . . . . Charlotte, NC 28277 9,860,000 Direct 39.1% ----------- ---------- ---------------- Stacey A. Kyzer Common . . . . . . . . . . . 10812 Kenderly Ct. Charlotte, NC 28277 9,840,000 Direct 39.0% ----------------------------- ------------------------ ----------- ---------- ---------------- All Officers And Directors Common . . . . . . . . . . . As a Group (2) 19,850,000 Direct 78.7% ----------------------------- ------------------------ ----------- ---------- ----------------
There are currently no arrangements, which would result in a change in our control. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 25,159,860 shares of common stock outstanding as of December 31, 2002. Item 12. Certain Relationships and Related Transactions. In March 2002, we entered into a Consulting Services Agreement with Greentree Financial Services, Corp. Under the terms of the agreement, Greentree Financial Group, Inc. has agreed to use its best efforts to assist us in having our common stock publicly traded. In exchange for its services, we have agreed to pay Greentree Financial Group, Inc., 975,000 shares of stock. Those shares were issued on June 6, 2002. Greentree Financial Group, Inc. is not entitled to any future issuances of our common stock or other compensation from us. Greentree Financial Group, Inc. is owned by Michael Bongiovanni and Robert C. Cottone. Mr. Bongiovanni and Mr. Cottone have no other relationship to our officers or directors and have never received or intended to receive any compensation other than the compensation described. In March 2002, we entered into a Consulting Agreement with 21st Equity Partners, LLC. Pursuant to the agreement, 21st Equity Partners, LLC was issued 1,225,000 shares of our common stock on June 6, 2002 for consulting services in connection with all phases of bringing our Company public and public relations consultation after we are trading in the public market. 21st Equity Partners, LLC will receive no additional compensation or issuances of common stock under the agreement for the services that it is providing. Mr. David Wood is the sole owner of 21st Equity Partners, LLC. Mr. Wood has no other relationship to our officers and directors, and has never received or intended to receive any compensation other than the compensation referred to above. In April 2002, we entered into a contract with The Corporate Solution, Inc., a Nevada corporation owned by Mr. Robert P. Atwell. It received 1,225,000 shares of our common stock on June 6, 2002 for agreeing to provide business consulting and financial public relations services to our Company. The Corporate Solution also assisted us in revising our business plan and developing a marketing strategy for our products and concept. The Corporate Solution, Inc. is not entitled to any future issuances of stock or other compensation from us. Mr. Atwell has no other relationship to our officers and directors, and has never received or intended to receive any compensation other than the compensation referred to above. In April 2002, we entered into a contract with Chester-Link, Inc., a Texas corporation owned by Ms. Lynne Griffin. It received 1,250,000 shares of our common stock on June 6, 2002 for agreeing to provide business consulting and financial public relations services to our Company. Chester-Link also assisted us in revising our business plan and developing a marketing strategy for our products and concept. Chester-Link, Inc. is not entitled to any future issuances of stock or other compensation from us. Ms. Griffin has no other relationship to our officers and directors, and has never received or intended to receive any compensation other than the compensation referred to above. Item 13. Exhibits and Reports on Form 8-K. (a) List of documents filed as part of this Report: None (b) Exhibits: The following exhibits listed are filed as part of this Report: 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 14. Controls and Procedures. Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. Signatures In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Title Name Date Signature Principal Executive Officer Kevin Kyzer May 15, 2003 /s/ Kevin Kyzer Principal Accounting Kevin Kyzer May 15, 2003 /s/ Kevin Kyzer Officer Principal Financial Officer Kevin Kyzer May 15, 2003 /s/ Kevin Kyzer Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated. SIGNATURE NAME TITLE DATE /s/ Kevin Kyzer Kevin Kyzer Director May 15, 2003 /s/ Stacey Kyzer Stacy Kyzer Director May 15, 2003 CERTIFICATIONS I, Kevin Kyzer, certify that: 1. I have reviewed this annual report on Form 10KSB of Technology Connections; 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this annual report. 4. I and the issuer's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have: (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared; (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of February 1, 2003 ("Evaluation Date"); and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. I and the issuer's other certifying officers have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function): (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and 6. I and the issuer's other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: May 15, 2003 /s/ Kevin Kyzer Kevin Kyzer Chief Financial Officer and CEO Exhibit 99.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350) In connection with the annual filing of Technology Connections, Inc., a North Carolina corporation (the "Company"), on Form 10KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Kevin Kyzer, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company. /s/ Kevin Kyzer Kevin Kyzer Director March 28, 2003