Form 10-Q
period 2003-03-31
TECHNOLOGY CONNECTIONS INC
filed 2003-05-20
CIK 1168940

U.S. Securities and Exchange Commission Washington, D.C. 20549 FORM 10-QSB [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______ Commission File No. 333-86000 ----------------------------- TECHNOLOGY CONNECTIONS, INC. ---------------------------- (Exact name of small business issuer as specified in its charter) North Carolina 56-2253025 -------------- ---------- (State or other jurisdiction of (IRS Employer incorporation or organization) identification No.) 4421 Stuart Andrew Blvd., Ste 102, Charlotte, North Carolina 28217 ------------------------------------------------------------------ (Address of principal executive offices) (704) 341-0698 -------------- (Issuer's telephone number) Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] Number of shares of common stock outstanding as of May 19, 2003: 26,957,860 Number of shares of preferred stock outstanding as of May 19, 2003: -0- INDEX TO FORM 10-QSB -------------------- Page No. -------- PART I ------ Item 1. Financial Statements Balance Sheet - March 31, 2003 2 Statements of Operations - Three Months Ended March 31, 2003 and 2002 3 Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 4 Notes to Financial Statements 5 Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations 6-8 Item 3. Quantitative and Qualitative Analysis 9 Item 4. Controls and Procedures 10 PART II ------- Item 1. Legal Proceedings 11 Item 2. Changes in Securities 11 Item 3. Defaults Upon Senior Securities 11 Item 4. Submission of Matters to a Vote of Security Holders 11 Item 5. Other Information 11
TECHNOLOGY CONNECTIONS, INC. BALANCE SHEET (UNAUDITED) AS OF MARCH 31, 2003 ASSETS ------ CURRENT ASSETS ---------------------------------------------------------------- Cash and cash equivalents. . . . . . . . . . . . . . . . . . . $ 230 Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . 3,911 Accounts receivable, net of allowance for doubtful . . . . . . 5,496 Accounts of $31,564 Prepaid expenses 123,750 ------------ TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . $ 133,387 ------------ PROPERTY AND EQUIPMENT ---------------------------------------------------------------- Property and equipment . . . . . . . . . . . . . . . . . . . 71,938 Accumulated depreciation . . . . . . . . . . . . . . . . . . . (12,446) ------------ Net property and equipment. . . . . . . . . . . . . . . . . 59,492 ------------ ------------ TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . $ 192,879 ============ LIABILITIES AND STOCKHOLDERS' DEFICIT ---------------------------------------------------------------- CURRENT LIABILITIES ---------------------------------------------------------------- Accounts payable and accrued expenses. . . . . . . . . . . . . $ 249,833 Current portion of notes payable . . . . . . . . . . . . . . . 30,262 Loans Payable to Stockholders. . . . . . . . . . . . . . . . . 90,758 ------------ TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . 370,853 ------------ LONG-TERM DEBT ---------------------------------------------------------------- Note Payable, less current portion . . . . . . . . . . . . . . $ 74,000 STOCKHOLDERS' DEFICIT ---------------------------------------------------------------- Preferred Stock ($.001 par value, 5,000,000 authorized: none issued and outstanding) . . . . . . . . . . . . . . . . . -0- Common Stock ($.001 par value, 100,000,000 shares authorized: 26,957,860 shares issued and outstanding). . . . . . . . . . . 26,958 Additional Paid-in-Capital . . . . . . . . . . . . . . . . . . 560,090 Retained Deficit . . . . . . . . . . . . . . . . . . . . . . . (839,022) ------------ TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . (251,974) ------------ TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . $ 192,879 ============
The accompanying notes are an integral part of the financial statements F-2
TECHNOLOGY CONNECTIONS, INC. STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 Three months ended March 31 2003 2002 REVENUES AND COST OF SALES: --------------------------------------- Sales . . . . . . . . . . . . . . . . $ 18,956 $ 111,446 Cost of sales . . . . . . . . . . . . (12,128) (71,284) ------------ ------------ Gross profit. . . . . . . . . . . . 6,828 40,162 ------------ ------------ --------------------------------------- OPERATING EXPENSES: . . . . . . . . . . (111,473) (550,822) ------------ ------------ OPERATING INCOME (LOSS) . . . . . . (104,645) (510,660) ------------ ------------ OTHER EXPENSE: --------------------------------------- Interest expense. . . . . . . . . . . (8,601) (5,928) ------------ ------------ NET LOSS . . . . . . . . . . . . . (113,246) (516,588) ============ ============ Net income (loss) per common share - basic & fully diluted . . . . . . . . (0.00) $ (0.02) ============ ============ Weighted average common shares outstanding. . . . . . . . . . 26,257,860 24,502,383 ============ ============
The accompanying notes are an integral part of the financial statements F-3
TECHNOLOGY CONNECTIONS, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 2003 2002 CASH FLOWS FROM OPERATING ACTIVITIES: ---------------------------------------------------------- Net loss . . . . . . . . . . . . . . . . . . . . . . . . $(113,246) $(516,588) Adjustments to reconcile net loss to net cash used in operating activities: Depreciation . . . . . . . . . . . . . . . . . . . . . 2,710 900 Stock issued for services. . . . . . . . . . . . . . . 201,000 469,430 (Increase) decrease in operating assets: Accounts receivable. . . . . . . . . . . . . . . . . (1,699) (5,609) Inventory. . . . . . . . . . . . . . . . . . . . . . 2,500 (5,485) Prepaid Expenses . . . . . . . . . . . . . . . . . . (123,750) Increase in operating liabilities: Accounts payable and accrued expenses. . . . . . . . 18,616 (2,352) ------------ ---------- NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . (13,869) (59,704) ------------ ---------- CASH FLOWS FROM INVESTING ACTIVITIES: ---------------------------------------------------------- Purchases of property and equipment. . . . . . . . . . . - (8,531) ------------ ---------- NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . - (8,531) ------------ ---------- CASH FLOWS FROM FINANCING ACTIVITIES: ---------------------------------------------------------- Proceeds from sales of common stock . . . . . . . . . . - 61,000 Proceeds from stockholder loans . . . . . . . . . . . . 1,471 31,967 Borrowings on notes payable . . . . . . . . . . . . . . 10,200 - Repayments on notes payable . . . . . . . . . . . . . . (2,029) (5,000) ------------ ---------- NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . 9,642 87,967 ------------ ---------- NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . (4,227) 19,732 ------------ ---------- CASH AND CASH EQUIVALENTS: ---------------------------------------------------------- Beginning of period. . . . . . . . . . . . . . . . . 4,457 1,190 ------------ ---------- End of period. . . . . . . . . . . . . . . . . . . . $ 230 $ 20,922 ============ ========== SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING: ---------------------------------------------------------- Cash paid during the period for interest . . . . . . . . $ 6,070 $ 4,741 ============ ==========
The accompanying notes are an integral part of the financial statements F-4 TECHNOLOGY CONNECTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 NOTE 1 - BASIS OF PRESENTATION The accompanying interim consolidated financial statements are unaudited; however, in the opinion of management, the interim statements include all adjustments necessary for a fair presentation of the results for interim periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America re requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission. NOTE 2 - GOING CONCERN AND LIQUIDITY The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. The Company has experienced a history of net losses, has a stockholders' deficit of $241,774 and a net working capital deficiency of $227,266. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are to implement cost reduction policies and develop an aggressive sales strategy. The Company believes these efforts in conjunction with raising equity, will improve liquidity and sustain continuing operations. The eventual outcome, however, of management's plans cannot be ascertained with any degree of certainty. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties. NOTE 3 - COMMON STOCK ISSUANCES During the quarter ended March 31, 2003, the Company issued 1,800,000 shares of common stock to subcontractors for services. The stock was valued at the closing price on the date of issuance which resulted in an aggregate expense of $201,000. The contracts provide for services over the next year which resulted in a prepaid expense of $123,750 as of March 31, 2003 an a first quarter expense of $77,250 that is included in the interim financial statements. F-5 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -------- Technology Connections, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the construction industry; the retention and availability of key personnel; and general economic and business conditions. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements such that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Overview -------- We were incorporated in North Carolina on May 23, 2001, to engage in the business of installing structured wiring capacities into newly constructed homes and retrofitting existing homes with the same integrated technology components and systems. Such integrated technology and systems include security systems, Internet technology, satellite television delivery systems, indoor/outdoor lighting, solar energy systems and entertainment/communication technology. Our executive offices are located at 4421 Stuart Andrew Blvd., Suite 102, Charlotte, North Carolina 28217. Our telephone number is (704) 341-0698. We currently have five full-time employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 26,957,860 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding. 6 RESULTS OF OPERATIONS ----------------------- For the three months ended March 31, 2003 and 2002 (unaudited). Sales. Sales for the three months ended March 31, 2003 and 2002 were $18,956 and $111,446, respectively, a decrease of $92,490 or 83%. All revenues were from unrelated third parties and were made primarily from new home buyers. Cost of Sales. The cost of sales includes the purchase price for equipment plus other direct costs associated with completing the installing, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products installed at any given location and the related cost of labor to complete installation. The cost of sales for the three months ended March 31, 2003 and 2002 were $12,128 and $71,284, respectively, a decrease of $59,156. Cost of sales as a percentage of sales for the periods ended March 31, 2003 and 2002 were 64% and 56%, respectively. We expect cost of sales as a percentage of sales to decrease to around 50% of total sales for fiscal year 2003 as we pursue larger installation projects. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future which will further reduce our cost of sales as a percentage of sales. Expenses. Total expenses for the three months ended March 31, 2003 and 2002 were $111,473 and $550,822, respectively. Notable expense accounts included the following: Subcontractors' fees were $77,250. This was primarily associated with the 1,800,000 shares of our common stock we paid to several subcontractors during the first quarter of 2003 for expenses to develop our business that were not related to actual projects. The stock was valued at the closing price on the date of issuance which resulted in an aggregate expense of $201,000. The contracts provide for services over the next year which resulted in a prepaid expense of $123,750 as of March 31, 2003 and a first quarter expense of $77,250. We expect increases in expenses through the year 2003 as the Company moves toward developing its business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries. 7 Income/ Losses. Net loss for the three months ended March 31, 2003 was $113,246 versus a net loss of $516,588 in the same period in 2002, a decrease of $403,342. The decrease is due primarily to the expenses incurred relating to our efforts to become a public company in 2002. We expect to continue to incur losses at least through the year 2003. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future. Impact of Inflation. We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies. Liquidity and Capital Resources. Cash flows used in operations were $13,869 and $59,704 for the three months ended March 31, 2003 and 2002, respectively. The cash flows use in operations were primarily atributed to Subcontractors' fees we paid to several subcontractors during the first quarter of 2003 for expenses to develop our business that were not related to actual projects. Cash flows used in investing activities were $0 and $8,531 for the three months ended March 31, 2003 and 2002, respectively. We had no purchases of furniture or equipment for the period ending March 31, 2003. Cash flows generated by financing activities were $9,642 and $87,967 for the three months ended March 31, 2003 and 2002. Cash flows for the period included $1,471 in proceeds from stockholder loans and borrowings on notes payable. Proceeds were used for advertising and working capital. The stockholder loan was made by our CEO, Kevin Kyzer. The stockholder loan bears interest at 6% per annum and is due on demand. The loan is not evidenced by a written promissory note, but rather is an oral agreement between the Company and the stockholder. Overall, we have funded our cash needs from inception through March 31, 2003 with a series of debt and equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition. We had cash on hand of $230 and a working capital deficit of $227,266 as of March 31, 2003 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is primarily due to current obligations in account payable and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2003 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2003 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company. 8 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. The Company has not traded or otherwise transacted in derivatives nor does it expect to do so in the future. The Company has established policies and internal processes related to the management of market risks which are used in the normal course of its business operations. The fair value of long-term debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of a company's fixed-rate long-term debt, if any, the Company believes that a change in interest rates would not have a material impact on its financial condition, future results of operations or cash flows. 10 ITEM 4. CONTROLS AND PROCEDURES -------- (a) On March 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures. (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation. Item 4. Controls and Procedures Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. 11 PART II. OTHER INFORMATION -------- Item 1. Legal Proceedings None. Item 2. Changes in Securities We issued 1,800,000 shares of common stock to several subcontractors during the first quarter of 2003 for expenses to develop our business that were not related to actual projects. The stock was valued at the closing price on the date of issuance which resulted in an aggregate expense of $201,000. Item 3. Default upon Senior Securities None. Item 4. Submission of Matters to a Vote of Security Holders None. Item 5. Other Information None. Item 6. Exhibits and Reports on Form 8-K 12 (a) Exhibits Exhibit Number Description of Exhibits ------ ----------------------- 3(i)(a) Articles of Incorporation of Technology Connections, Inc.(1) 3(ii) Bylaws of Technology Connections, Inc.(1) 3(iii) Articles of Amendment to the Articles of Incorporation of Technology Connections, Inc. (1) 4.1 Form of Common Stock Certificate of Technology Connections, Inc. (1) 99.1 Certification of President and Chief Executive Officer (1) Previously filed with Technology Connections's filing of Form SB-2 and subsequent amendments thereto (File No. 333-86000). (b) Reports on Form 8-K- None. SIGNATURES ---------- Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. TECHNOLOGY CONNECTIONS, INC. (Registrant) /s/ Kevin Kyzer Date: May 19, 2003 __________________________ Kevin Kyzer President, Chief Executive Officer, Chief Financial Officer CERTIFICATIONS I, Kevin Kyzer, certify that: 1.I have reviewed this quarterly report on Form 10-QSB of Technology Connections, Inc.; 2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and 3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report. 4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have: (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared; (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003 ["Evaluation Date"]; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date; 5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function): (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and 6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: May 19, 2003 /s/ Kevin Kyzer CEO and Principal Financial Officer Exhibit 99 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly report of Technology Connections, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Kyzer, acting in the capacity as the Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company. /s/ Kevin Kyzer Kevin Kyzer Chief Executive Officer and Chief Financial Officer May 19, 2003