Form 10-Q
period 2003-06-30
TECHNOLOGY CONNECTIONS INC
filed 2003-09-26
CIK 1168940

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                   FORM 10-QSB









[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

        ACT OF 1934 for the quarterly period ended June 30, 2003



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





       15720 John J. Delanie, # 30B, Charlotte, North Carolina 28277

       ------------------------------------------------------------------

                    (Address of principal executive offices)





                                 (704) 752-0311

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

September 23 , 2003: 26,957,860



Number of shares of preferred stock outstanding as of

September 23, 2003: -0-





                              INDEX TO FORM 10-QSB

                              --------------------



                                                                       Page No.

                                                                       --------

PART I

------



Item 1.     Financial Statements



     Balance Sheet  - June 30 , 2003                                          2



     Statements of Operations - for the Three and Six Months Ended

     June 30, 2003 and 2002                                                   3



     Statements of Cash Flows -  Six Months Ended

     June 30, 2003 and 2002                                                   4



     Notes to Financial Statements                                            5



Item 2.     Management's Discussion and Analysis of Financial Condition

            And Results of Operations                                       6-8



Item 3.  Quantitative and Qualitative Analysis                               9



Item 4.  Controls and Procedures                                             10



PART II

-------


Item 1.     Legal Proceedings                                                11


Item 2.     Changes in Securities                                            11


Item 3.     Defaults Upon Senior Securities                                  11


Item 4.     Submission of Matters to a Vote of Security Holders              11


Item 5.     Other Information                                                11


Item 6.     Exhibits and Reports on Form 8-K                                 12














                                               TECHNOLOGY CONNECTIONS, INC.
                                                      Balance Sheet
                                                     June 30, 2003
                                                       (unaudited)
ASSETS
                                                                          2003
CURRENT ASSETS
 Cash and Cash Equivalents                                  $              364
 Inventory                                                               3,911
 Accounts Receivable, net of allowance for doubtful
   accounts of $31,564                                                   8,502
 Prepaid expenses                                                       82,500
         TOTAL CURRENT ASSETS                                           95,277

PROPERTY AND EQUIPMENT
 Property and Equipment                                                 33,788
 Accumulated Depreciation                                              (7,526)
    Net Property and Equipment                                          26,262

         TOTAL ASSETS                                       $          121,539


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts Payable and Accrued Expenses                      $          135,096
 Current Portion of Notes Payable                                       15,000
 Loans Payable to Stockholder                                          188,568
         TOTAL CURRENT LIABILITIES                                     338,664

LONG-TERM DEBT
 Notes Payable, less current portion                                    50,000

STOCKHOLDERS' DEFICIT
 Preferred Stock ($.001 par value, 5,000,000 authorized:
 none issued and outstanding)
 Common Stock ($.001 par value, 100,000,000 shares authorized:
 26,957,860 shares issued and outstanding)                             26,958
 Additional Paid-in-Capital                                           560,090
 Retained Deficit                                                    (854,173)
                                                                  ------------
         TOTAL STOCKHOLDERS' DEFICIT                                 (267,125)
                                                                  ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $   121,539





The accompanying notes are an integral part of the financial statements

                              F-2







                                  TECHNOLOGY CONNECTIONS, INC.

                                    STATEMENTS OF OPERATIONS (UNAUDITED)

                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002




                                         Three Months ended June 30                 Six months ended June 30

                                              2003          2002                       2003          2002
REVENUES AND COST OF SALES:

---------------------------------------

  Sales . . . . . . . . . . . . . . . .  $    18,170   $    71,409                $    36,960   $   182,805

  Cost of sales . . . . . . . . . . . .      ( 4,188)      (74,850)                  (15,953)      (142,234)

                                          ------------  ------------              ------------  ------------

    Gross profit. . . . . . . . . . . .       13,982        (3,441)                    21,007        40,571

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                     (44,964)      (40,041)                  (156,633)    (589,309)
                                          ------------  -------------              -----------  ------------
     OPERATING LOSS                          (30,982)      (43,482)                  (135,626)    (548,738)


OTHER INCOME                                  22,593                                   22,593


OPERATING EXPENSE:

   Loss on Sale of Asset                        (363)                                    (363)
   Interest Expense                           (6,399)      (5,142)                    (15,001)     (11,069)
                                         ------------  ------------               ------------  ------------


    NET LOSS . . . . .  . . . . . . . .  $   (15,151)     (48,624)                   (128,397)     (559,807)
                                         ============  ============               ============  ============

  Net income (loss) per common share -
  basic & fully diluted . . . . . . . .        (0.00)        (0.00)                     (0.01)  $     (0.02)
                                         ============  ============               ============  ============

  Weighted average common
  shares outstanding. . . . . . . . . .   25,310,193     24,502,383                 25,310,193    24,502,383
                                         ============  ============               ============  ============


The accompanying notes are an integral part of the financial statements

                              F-3







                           TECHNOLOGY CONNECTIONS, INC.

                        STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002








                                                                 2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES:

----------------------------------------------------------

  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(128,397) $(559,807)

  Adjustments to reconcile net loss to net

  cash used in operating activities:

    Depreciation . . . . . . . . . . . . . . . . . . . . .      5,214         900

    Stock issued for services. . . . . . . . . . . . . . .    201,000     469,430
    Loss on sale of asset. . . . . . . . . . . . . . . . .	(363)

    (Increase) decrease in operating assets:

      Accounts receivable. . . . . . . . . . . . . . . . .     (4,706)      (964)

      Inventory. . . . . . . . . . . . . . . . . . . . . .      2,500          -

      Prepaid Expenses . . . . . . . . . . . . . . . . . .    (82,500)

    Increase (Decrease) in operating liabilities:

      Accounts payable and accrued expenses. . . . . . . .    (96,122)      15,980

                                                          ------------  ----------

      NET CASH USED IN OPERATING ACTIVITIES. . . . . . . .    (103,374)    (74,461)

                                                          ------------  ----------



CASH FLOWS FROM INVESTING ACTIVITIES:

----------------------------------------------------------

  Purchases of property and equipment. . . . . . . . . . .     -          (16,113)

                                                          ------------  ----------

      NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .     -          (16,113)

                                                          ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

----------------------------------------------------------

  Proceeds from sales of common stock  . . . . . . . . . .     -            61,000

  Proceeds from stockholder loans. . . . . . . . . . . . .     99,281       34,348

  Repayments on notes payable  . . . . . . . . . . . . . .     -     	   (5,000)

                                                          ------------  ----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .     99,281       90,348

                                                          ------------  ----------

      NET DECREASE IN CASH AND

      CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .     (4,093)       (226)

                                                          ------------  ----------

CASH AND CASH EQUIVALENTS:

----------------------------------------------------------

      Beginning of period. . . . . . . . . . . . . . . . .       4,457       1,190

                                                          ------------  ----------

      End of period. . . . . . . . . . . . . . . . . . . .  $      364  $      964

                                                          ============  ==========



SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING:

----------------------------------------------------------

  Cash paid during the period for interest . . . . . . . .  $    6,070  $    4,741

                                                          ============  ==========




The accompanying notes are an integral part of the financial statements

                              F-4





                TECHNOLOGY CONNECTIONS, INC.

               NOTES TO FINANCIAL STATEMENTS

                       June 30, 2003





NOTE 1 - BASIS OF PRESENTATION



The  accompanying interim consolidated financial  statements are  unaudited;  however, in the opinion of management,  the interim statements include all adjustments necessary  for  a

fair  presentation of the results for interim periods.   The

preparation  of  financial  statements  in  conformity  with accounting principles generally accepted in the United Sates of  America requires management to make  estimates  and

assumptions that affect the reported amounts of  assets  and liabilities at the date of the financial statements and  the

reported   amounts  of  revenue  and  expenses  during   the

reporting  period.  Actual results could differ  from  those estimates.



The  results of operations for the six months ended  June 30,

2003 are not necessarily indicative of the results to be

expected for the year ended December 31, 2003.



The  interim  unaudited  consolidated  financial  statements should  be  read  in conjunction with the  Company's  annual report  on  Form  10-KSB as filed with  the  Securities  and

Exchange Commission.



NOTE 2 - GOING CONCERN AND LIQUIDITY


The Company's continued existence is dependent upon its

ability to resolve its liquidity problems, principally by

obtaining equity, increasing sales and achieving profitable

operations.  The Company has experienced a history of net

losses, has a stockholders' deficit of $267,125 and a net

working capital deficiency of $243,387.  These factors raise substantial doubt about the Company's ability to continue as a going concern.



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

March 31, 2003 and a first quarter expense of $77,250 that is included in the interim financial statements.



                F-5









ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

--------



     Technology  Connections,  Inc.  is  hereby  providing cautionary statements identifying  important  factors  that  could  cause our actual results to differ materially  from  those  projected  in  forward  looking statements made in this quarterly  report  on  Form  10-QSB.  Any  statements  that  express, or involve discussions  as  to,  expectations,  beliefs,  plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases  such  as  "likely will result," "are expected to," "will continue," "is anticipated,"  "estimated,"  "intends,"  "plans"  and  "projection")  are  not historical facts and may be forward looking statements and involve estimates and uncertainties  which  could cause actual results to differ materially from those expressed  in  the  forward looking statements. Accordingly, any such statements are  qualified  in  their  entirety by reference to, and are accompanied by, the following  key  factors that have a direct bearing on our results of operations:

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

RESULTS  OF  OPERATIONS
-----------------------

      For the three and six months ended June 30, 2003 and 2002 (unaudited).

Sales.

     Sales for the three months ended June 30, 2003 and 2002 were $18,170 and $71,409, respectively, a decrease of $53,239 or 75%.

     Sales for the six months ended June 30, 2003 and 2002 were $36,960, and $182,805, respectively, a decrease of $145,845 or 80%.

Sales decreased as a result of a general reduction in sales from existing customers and a lack of significant new sales to home builders.

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


    The  cost  of  sales for the three months ended June 30, 2003 and

2002 were $4,188 and $74,850, respectively, a decrease of $70,662.

Cost of sales as a percentage of sales for the periods ended June 30, 2003 and

2002 were 23% and 105%, respectively.


     The  cost  of  sales for the six months ended June 30, 2003 and

2002 were $15,953 and $142,234, respectively, a decrease of $126,281.

Cost of sales as a percentage of sales for the periods ended June 30, 2003 and

2002 were 43% and 77%, respectively.



We expect cost of sales as a percentage of sales to decrease to around 50% of total sales  for  fiscal  year  2003  as  we  pursue  larger installation projects. In addition,  volume  discounts  will  be  available  to us if we are successful in achieving sales growth in the future which will further reduce our cost of sales as  a  percentage  of  sales.



Expenses
--------

          Total  expenses for the three months ended June 30, 2003 and 2002 were $44,964 and $40,041, respectively.


          Total  expenses for the six months ended June 30, 2003 and 2002 were $156,633 and $589,309, respectively.


Notable expense  accounts  included  the  following:


     Subcontractors' fees were $77,250. This was primarily associated with the

1,800,000 shares of our common stock we paid to several subcontractors during the first quarter of 2003 for expenses to develop our business that were not related to actual projects. The stock was valued at the closing price on the date of issuance which resulted in an aggregate expense of $201,000. The contracts provide for services over the next year which resulted in a prepaid expense of $82,500 as of June 30, 2003 and a first quarter expense of $77,250.



          We  expect  increases in expenses through the year 2003 as the Company moves  toward  developing  its  business  plan.  We  expect  the  increase to be primarily  in  sales  related  expenses  such  as  advertising and salespersons'

salaries.

Income/ Losses.
----------------

     Net loss for the three months ended June 30, 2003 was $15,151 versus a net loss of $48,624 in the same period in 2002, a decrease of $33,473.

The decrease is due primarily due to the company's continuing efforts to reduce overhead and general expenses.


     Net loss for the six months ended June 30, 2003 was $128,397 versus a net loss of $559,807 in the same period in 2002, a decrease of $431,410.

The decrease is due primarily to the company's continuing efforts to reduce overhead and general expenses and the expenses incurred to become a public company.


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



Liquidity and Capital Resources.



     Cash flows used in operations were $103,374 and $74,461 for the six months ended June 30, 2003 and 2002, respectively. The cash flows use in operations were primarily atributed to Subcontractors' fees we paid to several subcontractors during the first quarter of 2003 for expenses to develop our business that were not related to actual projects.


      Cash  flows  used in investing activities were $0 and $16,113 for the six months  ended  June 30, 2003 and 2002, respectively.  We had no purchases of furniture or equipment for the period ending June 30, 2003.


      Cash  flows  generated  by  financing activities were $99,281 and

$90,348 for the six months  ended  June 30,  2003  and  2002.  Cash flows for the period included  $99,281  in  proceeds  from stockholder loans.

Proceeds were used for working capital and general expenses.

The stockholder loan was made by our CEO, Kevin Kyzer.

The stockholder loan bears interest at 6% per annum and is due on demand.

The  loan  is  not evidenced by a written promissory note, but rather is an oral agreement  between  the  Company  and  the  stockholder.



          Overall,  we  have  funded  our  cash  needs  from  inception  through

June 30,  2003  with  a  series of debt and equity transactions, including those  with  related  parties  as  described  above. If we are unable to receive additional  cash from our related parties, we may need to rely on financing from outside  sources  through  debt or equity transactions.  Our related parties are under  no  legal  obligation  to  provide  us with capital infusions. Failure to obtain  such  financing  could  have a material adverse effect on operations and financial  condition.



          We  had  cash  on  hand  of  $364  and  a working capital deficit of

$243,387 as of June 30, 2003 which is not sufficient to fund our operations through  the next twelve months. Our working capital deficit is primarily due to current  obligations  in  account  payable  and loans from stockholders. We will substantially  rely  on  the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the  next  12  months.  Also,  if  the  projected  revenues fall short of needed capital  we  may  not  be  able to sustain our capital needs for the next twelve months.  We  will  then need to obtain additional capital through equity or debt financing  to  sustain operations for an additional year.  A lack of significant revenues  beginning in the first half of 2003 will significantly affect our cash position  and  move  us towards a position where the raising of additional funds through  equity  or  debt  financing  will  be  necessary.  Our current level of operations  would require capital of approximately $150,000 to sustain operation through  year 2003 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital  for  us  to  operate. There can be no assurance that additional capital will  be  available  to  us  when  needed or available on terms favorable to the

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

ITEM  4.     CONTROLS  AND  PROCEDURES

--------



(a)  On June 30, 2003, we made an evaluation of our disclosure controls and procedures.  In our opinion, the disclosure controls and procedures are adequate because  the  systems  of  controls and procedures are designed to assure, among other  items, that 1) recorded transactions are valid; 2) valid transactions are recorded;  and  3)  transactions  are  recorded in the proper period in a timely manner  to  produce  financial  statements  which  present  fairly the financial condition, results of operations and cash flows for the respective periods being presented.  Moreover, the evaluation did not reveal any significant deficiencies or  material  weaknesses  in  our  disclosure  controls  and  procedures.



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



                                   TECHNOLOGY CONNECTIONS, INC.

                                        (Registrant)





                                        /s/ Kevin Kyzer

Date: September 23, 2003               __________________________

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

     (ii)   Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003 ["Evaluation Date"]; and

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





Date:  September 23, 2003



/s/ Kevin Kyzer

    CEO and Principal Financial Officer



Exhibit 99.1



                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In  connection  with the Quarterly report of Technology  Connections,  Inc.

(the  "Company")  on Form 10-QSB for the period ending June 30,  2003,  as filed  with  the  Securities and Exchange Commission on  the  date  hereof  (the

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

    September 23, 2003