Form 10QSB
period 2003-09-30
TECHNOLOGY CONNECTIONS INC
filed 2003-11-20
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

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


    15720 John J. Delaney Drive, Suite 300, Charlotte, North Carolina 28277
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 400-9042
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 19, 2003: 26,957,860

Number of shares of preferred stock outstanding as of November 19, 2003: -0-


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                   Page No.
                                                                   --------
PART I
------

Item 1.   Financial Statements

          Balance Sheet - September 30, 2003                              2

          Statements of Operations - Three and Nine Months Ended
          September 30, 2003 and 2002                                     3

          Statements of Cash Flows - Three and Nine Months Ended
          September 30, 2003 and 2002                                     4

          Notes to Consolidated Financial Statements                    5-6

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                    7-10

PART II
-------

Item 1.   Legal Proceedings                                              10

Item 2.   Changes in Securities                                          10

Item 3.   Defaults Upon Senior Securities                                11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              11




                          TECHNOLOGY CONNECTIONS, INC.
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
=============================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                     $     11,097
   Accounts receivable, net of allowance of $31,564                     3,242
   Prepaid expenses                                                    82,500
   Inventory                                                            3,911
                                                                 ------------
      TOTAL CURRENT ASSETS                                            100,750
                                                                 ------------

PROPERTY AND EQUIPMENT
----------------------
   Furniture and equipment                                             33,788
   Accumulated depreciation                                            (7,526)
                                                                 ------------
      Net property and equipment                                       26,262
                                                                 ------------

OTHER ASSETS
------------
   Holdbacks                                                            4,411
                                                                 ------------
         TOTAL ASSETS                                            $    131,423
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $    135,187
   Current portion of notes payable                                    15,000
   Loans From Stockholders                                            209,218
                                                                 ------------
      TOTAL CURRENT LIABILITIES                                       359,405
                                                                 ------------

LONG-TERM DEBT
--------------
   Note Payable                                                  $     52,400
                                                                 ------------

STOCKHOLDERS' DEFICIT
---------------------
   Preferred Stock ($.001 par value, 5,000,000 authorized:
     none issued and outstanding)                                         -0-
   Common Stock ($.001 par value, 100,000,000 shares authorized:
     26,957,860 shares issued and outstanding)                         26,958
   Additional Paid-in-Capital                                         560,090
   Retained Deficit                                                  (867,430)
                                                                 ------------
      TOTAL STOCKHOLDERS' DEFICIT                                    (280,382)
                                                                 ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    131,423
                                                                 ============




     The accompanying notes are an integral part of the financial statements




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
============================================================================


                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                             2003         2002           2003         2002
                          ----------   ----------     ----------   ----------
REVENUES AND COST OF SALES:
---------------------------
   Sales                  $    6,436   $   82,275     $   43,547   $  265,105
   Cost of sales              (3,598)     (32,798)       (19,551)    (168,396)
                          ----------   ----------     ----------   ----------
         Gross profit          2,838       49,477         23,996       96,709
                          ----------   ----------     ----------   ----------

OPERATING EXPENSES:
-------------------
   Selling, general and
     administrative            6,245       29,182        140,649      619,349
                          ----------   ----------     ----------   ----------
      TOTAL EXPENSES           6,245       29,182        140,649      619,349
                          ----------   ----------     ----------   ----------

         OPERATING INCOME
          (LOSS)              (3,407)      20,295       (116,653)    (522,640)
                          ----------   ----------     ----------   ----------

OTHER EXPENSE:
--------------
   Loss on sale of asset           -            -           (363)           -
   Interest expense                -       (4,701)       (15,000)     (15,770)
                          ----------   ----------     ----------   ----------
      TOTAL OTHER EXPENSE          -       (4,701)       (15,000)     (15,770)
                          ----------   ----------     ----------   ----------

      INCOME (LOSS) BEFORE
        TAXES                 (3,407)      15,594       (131,653)    (538,410)

      INCOME TAX BENEFIT         -0-          -0-            -0-          -0-
                          ----------   ----------     ----------   ----------

         NET INCOME (LOSS)$   (3,407)  $   15,594     $ (131,653)  $ (538,410)
                          ==========   ==========     ==========   ==========

   Net income (loss) per
     common share -
     basic & fully diluted        **           **     $    (0.01)  $    (0.02)
                          ==========   ==========     ==========   ==========

   Weighted average common
     shares outstanding   25,310,193   24,274,883     25,310,193   24,569,208
                          ==========   ==========     ==========   ==========

** Less than $.01






    The accompanying notes are an integral part of the financial statements







                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
==========================================================================
                                                      2003         2002
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $ (131,653)  $ (538,410)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Common stock issued for services                201,000      462,930
      Loss on sale of asset                               363            -
      Depreciation                                      5,420        2,700
     (Increase) decrease in operating assets:
         Accounts receivable                          (10,381)     (11,524)
         Inventory                                      2,500      (23,766)
         Prepaid expenses                             (82,500)           -
         Holdbacks                                     (4,411)           -
         Deposits                                           -       (2,428)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses        (96,029)      23,970
         Outstanding checks in excess of bank balance       -       (2,288)
                                                   ----------   ----------

            NET CASH (USED IN) OPERATING
              ACTIVITIES                             (115,691)     (88,816)
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of property and equipment                      -      (12,332)
                                                   ----------   ----------

            NET CASH USED IN INVESTING ACTIVITIES           -      (12,332)
                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from sales of common stock                      -       61,000
   Proceeds from notes payable                          2,400            -
   Proceeds from stockholder loans                    119,931       42,773
                                                   ----------   ----------

            NET CASH PROVIDED BY FINANCING
              ACTIVITIES                              122,331      103,773
                                                   ----------   ----------

            NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                          6,640        2,625
                                                   ----------   ----------

CASH AND CASH EQUIVALENTS:
--------------------------
            Beginning of period                         4,457        1,190
                                                   ----------   ----------

            End of period                          $   11,097   $    3,815
                                                   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING:
----------------------------------------------------------
   Cash paid during the period for interest        $   15,000   $   15,770
                                                   ==========   ==========

   Common stock issued for services                $  201,000   $  462,930
                                                   ==========   ==========

   Common stock issued for furniture               $        -   $    6,500
                                                   ==========   ==========

    The accompanying notes are an integral part of the financial statements



                          TECHNOLOGY CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results for the period ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

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

     We currently have two full-time employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 26,957,860 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding.


RESULTS OF OPERATIONS
---------------------

     For the three and nine months ended September 30, 2003 and 2002(unaudited).

Sales.

     Sales for the three months ended September 30, 2003 and 2002 were $6,436 and $82,275, respectively, a decrease of $75,839 or 91%. Sales for the nine months ended September 30, 2003 and 2002 were $43,547 and $265,105, respectively, a decrease of $221,558 or 83%. Sales decreased due to a bad economy and a lack of capital to sustain operations in a proper manner. Sales consisted primarily of setup and installation of the following:

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

     The cost of sales for the three months ended September 30, 2003 and 2002 were $6,436 and $32,798, respectively, a decrease of $26,362. The cost of sales for the nine months ended September 30, 2003 and 2002 were $19,551 and $168,396, respectively, a decrease of $148,845. Cost of sales as a percentage of sales for the nine month periods ended September 30, 2003 and 2002 were 45% and 63%, respectively. This imbalance was caused by initial product offerings and loss leading sales intended to assist us with entering the home wiring market.

     To date we have seen a decrease in the cost of sales as a percentage of sales as we have increased sales and attempted to develop our business plan. We expect cost of sales as a percentage of sales to decrease to around 40% of total sales for fiscal year 2003 as we pursue larger installation projects. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future which will further reduce our cost of sales as a percentage of sales.

Expenses.

     Total expenses for the three months ended September 30, 2003 and 2002 were $6,245 and $29,182, respectively. Total expenses for the nine months ended September 30, 2003 and 2002 were $140,649 and $619,349, respectively. The decrease in expenses is attributable to rent expense reductions since we were operating primarily from expensive offices, professional fees decreased due to shares of common stock issued to professionals and consultants to assist us in having our common stock publicly traded in 2002 and fewer subcontractors' were paid as we curtailed operations due to a cash shortage.

     Approximately $75,000 of our accounts payable at September 30, 2003 consisted of credit card balances. The balances are unsecured and bear an average interest rate of approximately 15%. Interest expense for the nine months ended September 30, 2003 includes $15,000 in interest pertaining to credit card balances that were accumulated in connection with our inventory purchases.

     We expect stability in expenses through the year 2003 as the Company moves toward developing its business plan.

Income / Losses.

     Net loss for the three months ended September 30, 2003 was $(3,407) versus net income of $15,594 in the same period in 2002, a decrease of $19,001. Net losses for the nine months ended September 30, 2003 and 2002 were $(131,653) and $(538,410), respectively. Our losses for the nine months ended September 30, 2002 were primarily due to $462,930 in common stock issued for professional services in connection with our initial public offering. We expect to continue to incur losses at least through the year 2003. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

     Substantially all of our accounts payable are on credit cards. Our accounts payable as of September 30, 2003 includes approximately $75,000 in balances due various credit cards to purchase our inventory. The amounts are not secured against our assets and bear a weighted average interest rate of approximately 15%. There are minimum payments which are due each month that approximate $4,500. Our Company is current on all balances. If we are unable to make our required payments, our credit rating could be adversely affected.

     Cash flows used in operations were $115,691 and $88,816 for the nine months ended September 30, 2003 and 2002, respectively. Cash flows used in operations were primarily attributable to our $131,653 net loss for the period partially offset by $201,000 in common stock issued for services and $82,500 in increases in prepaid expenses.

     Cash flows used in investing activities were $ -0- and $12,332 for the nine months ended September 30, 2003 and 2002, respectively, which were attributable to purchases of furniture and equipment for our administrative offices in 2002.

     Cash flows generated by financing activities were $122,331 and $103,773, respectively, for the nine months ended September 30, 2003 and 2002. Cash flows for the 2002 period included $61,000 in proceeds from sales of our common stock between $.25-.50 pursuant to a Regulation D private offering. Proceeds were used for advertising, working capital and towards expenses relating to this registration statement. Also during the period, the Company received $42,773 in proceeds from a stockholder loan. The loan bears interest at 6% per annum and is due on demand. The loan is not evidenced by a written promissory note, but rather is an oral agreement between the Company and the stockholder. We received $119,931 in stockholder loan proceeds in 2003.

     Overall, we have funded our cash needs from inception through September 30, 2003 with a series of debt and equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We had cash on hand of $11,097 and a working capital deficit of $258,655 as of September 30, 2003 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is primarily due to current obligations in account payable and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2004 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to the Company.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering opening additional sales centers during the first half of 2003. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. The funds raised from this offering will be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects that are less in value or that may be projected to be less profitable
- Seek smaller projects, which are less capital intensive, in lieu of larger contract projects, or
- Seek projects that are outside our immediate area to secure terms favorable to the Company.

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

ITEM 3.     CONTROLS AND PROCEDURES
-------

(a) On September 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

                                        TECHNOLOGY CONNECTIONS, INC.
                                       (Registrant)


                                        /s/ Kevin Kyzer
Date:  November 19, 2003                ---------------
                                        Kevin Kyzer
                                        President,  Chief  Executive  Officer,
                                        Chief  Financial  Officer