Form 10QSB/A
period 2003-09-30
TECHNOLOGY CONNECTIONS INC
filed 2004-01-29
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1



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


              301C Verbena Street, Charlotte, North Carolina 28217
              ----------------------------------------------------
                    (Address of principal executive offices)

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
                                                                 ============




    The accompanying notes are an integral part of the financial statements




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
============================================================================


                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                             2003         2002           2003         2002
                          ----------   ----------     ----------   ----------

REVENUES AND COST OF SALES:
---------------------------
   Sales                  $    6,436   $   82,275     $   43,547   $  265,105
   Cost of sales              (3,598)     (32,798)       (19,551)    (168,396)
                          ----------   ----------     ----------   ----------
      Gross profit             2,838       49,477         23,996       96,709
                          ----------   ----------     ----------   ----------

OPERATING EXPENSES:
-------------------
   Selling, general
     and administrative        6,245       29,182        140,649      619,349
                          ----------   ----------     ----------   ----------
      TOTAL EXPENSES           6,245       29,182        140,649      619,349
                          ----------   ----------     ----------   ----------

         OPERATING
         INCOME (LOSS)        (3,407)      20,295       (116,653)    (522,640)
                          ----------   ----------     ----------   ----------

OTHER EXPENSE:
--------------
   Loss on sale of asset           -            -           (363)           -
   Interest expense                -       (4,701)       (15,000)     (15,770)
                          ----------   ----------     ----------   ----------
      TOTAL OTHER EXPENSE          -       (4,701)       (15,000)     (15,770)
                          ----------   ----------     ----------   ----------

      INCOME (LOSS)
      BEFORE TAXES            (3,407)      15,594       (131,653)    (538,410)

      INCOME TAX BENEFIT         -0-          -0-            -0-          -0-
                          ----------   ----------     ----------   ----------

         NET INCOME
        (LOSS)            $   (3,407)  $   15,594     $ (131,653)  $ (538,410)
                          ==========   ==========     ==========   ==========

   Net (loss) per
     common share -
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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

     Technology Connections, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue,""is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the construction industry; the retention and availability of key personnel; and general economic and business conditions.

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

     The most important items for evaluating our financial condition and operating performance are cash and cash flows from operations, respectively. Liquidity and capital resources relate to these two items. We make our business decisions based upon our cash position and the cash that is either generated from our used in operating activities.

     Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission over the past few years.

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

Sales.

     Sales for the three months ended September 30, 2003 and 2002 were $6,436 and $82,275, respectively, a decrease of $75,839 or 91%. Sales for the nine months ended September 30, 2003 and 2002 were $43,547 and $265,105, respectively, a decrease of $221,558 or 83%. Sales decreased due to a bad economy and a lack of capital to sustain operations in a proper manner. Sales consisted primarily of setup and installation of the following:

-    Security  systems
-    Outdoor  landscape  lighting
-    Audio  systems
-    Central  home  wiring  centers
-    Video  and  monitoring  systems
-    Home  theater  installation
-    Computer  networks
-    Central  vacuum  systems
-    Indoor  lighting
-    Home  automation  systems,  including  remote  appliance  capabilities

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

     Approximately $75,000 of our accounts payable at September 30, 2003 consisted of credit card balances. The balances are unsecured and bear an average interest rate of approximately 15%. Interest expense for the nine months ended September 30, 2003 includes $15,000 in interest pertaining to credit card balances that were accumulated in connection with our inventory purchases. We recorded no interest expense during the quarter ended September 30, 2003 because all of our credit card accounts were past due and sent to collections. Interest was stopped and we have only been receiving monthly statements with the original balance due on the credit cards. We did not impute any interest because the collection agencies stated that no interest would ever be accrued on the balances.

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

                                         TECHNOLOGY CONNECTIONS, INC.
                                        (Registrant)


                                         /s/ Kevin Kyzer
Date:  January 29, 2004                  ---------------
                                         Kevin Kyzer
                                         President, Principal/ Chief Executive
                                         Officer, Principal/ Chief Financial
                                         Officer