Form 10QSB/A
period 2003-09-30
TECHNOLOGY CONNECTIONS INC
filed 2004-03-11
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 2


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





                          TECHNOLOGY CONNECTIONS, INC.
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
================================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                  $          11,097
   Accounts receivable, net of allowance of $31,564                       3,242
   Prepaid expenses                                                      82,500
   Inventory                                                              3,911
                                                              -----------------
      TOTAL CURRENT ASSETS                                              100,750
                                                              -----------------

PROPERTY AND EQUIPMENT
----------------------
   Furniture and equipment                                               33,788
   Accumulated depreciation                                              (7,526)
                                                              -----------------
      Net property and equipment                                         26,262
                                                              -----------------

OTHER ASSETS
------------
   Holdbacks                                                              4,411
                                                              -----------------
         TOTAL ASSETS                                         $         131,423
                                                              =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                      $          60,687
   Current portion of notes payable                                      15,000
   Loans from stockholders and accrued interest                         283,718
                                                              -----------------
      TOTAL CURRENT LIABILITIES                                         359,405
                                                              -----------------

LONG-TERM DEBT
--------------
   Note Payable                                               $          52,400
                                                              -----------------

STOCKHOLDERS' DEFICIT
---------------------
   Preferred Stock ($.001 par value, 5,000,000 authorized:
     none issued and outstanding)                                           -0-
   Common Stock ($.001 par value, 100,000,000 shares authorized:
     26,957,860 shares issued and outstanding)                           26,958
   Additional Paid-in-Capital                                           563,815
   Retained Deficit                                                    (871,155)
                                                              -----------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (280,382)
                                                              -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $         131,423
                                                              =================




    The accompanying notes are an integral part of the financial statements

                                      -2-




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================



                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                                2003         2002           2003         2002
                             ----------   ----------     ----------   ----------

REVENUES AND COST OF SALES:
---------------------------
   Sales                     $    6,436   $   82,275     $   43,547   $  265,105
   Cost of sales                 (3,598)     (32,798)       (19,551)    (168,396)
                             ----------   ----------     ----------   ----------
      Gross profit                2,838       49,477         23,996       96,709
                             ----------   ----------     ----------   ----------

OPERATING EXPENSES:
-------------------
   Selling, general and
     administrative               6,245       29,182        140,649      619,349
                             ----------   ----------     ----------   ----------
      TOTAL EXPENSES              6,245       29,182        140,649      619,349
                             ----------   ----------     ----------   ----------

      OPERATING INCOME
       (LOSS)                    (3,407)      20,295       (116,653)    (522,640)
                             ----------   ----------     ----------   ----------

OTHER EXPENSE:
--------------
   Loss on sale of asset              -            -           (363)           -
   Interest expense
     - related party             (3,725)      (4,701)       (18,725)     (15,770)
                             ----------   ----------     ----------   ----------
      TOTAL OTHER EXPENSE        (3,725)      (4,701)       (18,725)     (15,770)
                             ----------   ----------     ----------   ----------

      INCOME (LOSS)
        BEFORE TAXES             (7,132)      15,594       (135,378)    (538,410)

      INCOME TAX BENEFIT            -0-          -0-            -0-          -0-
                             ----------   ----------     ----------   ----------

         NET INCOME (LOSS)   $   (7,132)  $   15,594     $ (135,378)  $ (538,410)
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
                             ==========   ==========     ==========   ==========


** Less than $.01






    The accompanying notes are an integral part of the financial statements

                                      -3-




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================
                                                            2003         2002
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                              $ (135,378)  $ (538,410)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Common stock issued for services                      201,000      462,930
      Loss on sale of asset                                     363            -
      Imputed interest waived                                 3,725            -
      Depreciation                                            5,420        2,700
     (Increase) decrease in operating assets:
         Accounts receivable                                (10,381)     (11,524)
         Inventory                                            2,500      (23,766)
         Prepaid expenses                                   (82,500)           -
         Holdbacks                                           (4,411)           -
         Deposits                                                 -       (2,428)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses              (96,029)      23,970
         Outstanding checks in excess of bank balance             -       (2,288)
                                                         ----------   ----------

            NET CASH (USED IN) OPERATING ACTIVITIES        (115,691)     (88,816)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of property and equipment                            -      (12,332)
                                                         ----------   ----------

            NET CASH USED IN INVESTING ACTIVITIES                 -      (12,332)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from sales of common stock                            -       61,000
   Proceeds from notes payable                                2,400            -
   Proceeds from stockholder loans                          119,931       42,773
                                                         ----------   ----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES       122,331      103,773
                                                         ----------   ----------

            NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                                6,640        2,625
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS:
--------------------------
   Beginning of period                                        4,457        1,190
                                                         ----------   ----------

   End of period                                         $   11,097   $    3,815
                                                         ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING:
----------------------------------------------------------
   Cash paid during the period for interest              $   15,000   $   15,770
                                                         ==========   ==========

   Common stock issued for services                      $  201,000   $  462,930
                                                         ==========   ==========

   Common stock issued for furniture                     $        -   $    6,500
                                                         ==========   ==========

    The accompanying notes are an integral part of the financial statements


                                      -5-




                          TECHNOLOGY CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (UNAUDITED)


ITEM  1.
--------

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

Liquidity  and  Capital  Resources.

     All of our accounts payable are trade payables in connection within the course of business. Our loans from stockholders as of September 30, 2003 include $74,500 in balances due various credit cards, in the names of our stockholders, to purchase our inventory. The amounts are not secured against our assets and bear a weighted average interest rate of approximately 15% to the stockholders, not us. There are minimum payments which are due each month that approximate $4,500 from the stockholders for these credit cards, not from us directly. If we are unable to make our required payments on trade accounts payable, our credit rating could be adversely affected. $3,725 of imputed interest for the quarter ended September 30, 2003 was recorded in the balance sheet and statements of operations (see below) based upon an interest rate determined under APB No. 29. The stockholders waived the right to charge us interest during this quarter. However, the statements of operations include a charge for $3,725 to record the imputed amount of this interest. In addition, additional paid in capital, in the accompanying balance sheet, as of September 30, 2003 includes an equal amount credited to it to represent the waived interest in its entirety. In the early stages of the company's development it had not yet established a credit rating and therefore relied on the personal credit of the stockholders to acquire products and services on credit. This is where the portion of our stockholder loan balance originated from. These credit cards are in the name of the stockholders, not us.

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



                                         TECHNOLOGY CONNECTIONS, INC.
                                        (Registrant)


                                         /s/  Kevin Kyzer
Date:  March 8, 2004                     ----------------
                                         Kevin Kyzer
                                         President,  Principal/
                                         Chief  Executive  Officer,  Principal/
                                         Chief  Financial  Officer