Form 10KSB/A
period 2002-12-31
TECHNOLOGY CONNECTIONS INC
filed 2004-04-02
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended: December 31, 2002

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ________

Commission file number: 333-86000
---------------------------------

                          TECHNOLOGY CONNECTIONS, INC.
                          ----------------------------
                 (Name of small business issuer in our charter)

                                 North Carolina
                                 --------------
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

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ]; No [X]

                               TABLE  OF  CONTENTS
Part  I

Item  1.  Description of Business                                              4
Item  2.  Description of Property                                             17
Item  3.  Legal Proceedings                                                   17
Item  4.  Submission of Matters to a Vote of Security Holders                 17

PART  II

Item  5.  Market for Common Equity and Related Stockholder Matters            17
Item  6.  Management's Discussion and Analysis or Plan of Operation           20
Item  7.  Financial Statements                                                18
Item  8.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 23

PART  III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   23
Item 10.  Executive Compensation                                              25
Item 11.  Security Ownership of Certain Beneficial Owners and Management      26
Item 12.  Certain Relationships and Related Transactions                      27
Item 13.  Exhibits and Reports on Form 8-K                                    28
Item 14.  Controls and Procedures                                             29

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

LOCATION  OF  FACILITIES
------------------------

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

CUSTOMER  CREDIT  TERMS
-----------------------

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

HOURS  OF  BUSINESS
-------------------

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

COMPETITORS
-----------

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

CHANNELS  OF  DISTRIBUTION
--------------------------

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

ADVERTISING  AND  PROMOTIONS
----------------------------

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

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS
----------------------------------------------

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

INTELLECTUAL  PROPERTY
----------------------

     At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

GOVERNMENT  REGULATION  ISSUES
------------------------------

     We are subject to minimal federal and state regulation. Our operations are subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations. We will make every effort to comply with applicable regulations.

RESEARCH  AND  DEVELOPMENT
--------------------------

     We  have  spent  no  funds  on  research  and  development.

ENVIRONMENTAL  LAW  COMPLIANCE
------------------------------

     There are no current existing environmental concerns for our products or services. If this changes in the future, we make every effort to comply with all such applicable regulations.

EMPLOYEES
---------

     Currently, we have a staff of six employees. We have no employment agreements with any of our employees. We anticipate hiring up to ten additional employees within the next year if our business expands.

REPORTS  TO  SECURITY  HOLDERS
------------------------------

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

In addition, under the penny stock regulations the broker-dealer is required to:

        o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
        o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
        o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
        o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

     All revenues were from unrelated third parties and were made primarily from new home buyers.

            December 31, 2002 vs. December 31, 2001 Income Statement

                      Year  end  December  31                Reason
                         2001         2002
                      ----------   ----------       ----------------------------

Revenues              $  153,426   $  276,445       Revenues increased due to an
                                                    increase in ourrelationships
                                                    with new home builders and
                                                    greater operating
                                                    efficiencies.

Cost of Revenues      $  185,768   $  248,646       Due to increased sales.

Gross Profit          $  (32,343)  $   27,799       Gross Profit increased due
                                                    to better pricing resulting
                                                    from volume purchasing from
                                                    suppliers.

Operating Expenses:   $  158,889   $  707,165       See  Total  Operating
Expenses

Interest Expense      $   15,151   $   46,410       Interest Expense increased
                                                    due to accerlerated interest
                                                    and late fees.

Total Operating
Expenses              $  174,040   $  753,575       Primarily increased due to
                                                    costs associated with
                                                    becoming publicy trading,
                                                    SEC compliance costs.
                                                    Operating  expenses  also
                                                    consists primarily of
                                                    salaries,  general overhead,
                                                    and technical personnel. We
                                                    anticipate that Operating
                                                    Expenses will continue to
                                                    increase  as  business
                                                    expands.



Plan  of  operations:

We  plan  to  accomplish  our  future  plan  of  operations  as  follows:

EVENT OR MILESTONE     PERTAINING      TIME FRAME FOR    METHOD  OF                  ESTIMATED TO PRODUCT COST
                       DEVELOPMENT     IMPLEMENTATION    ACHIEVEMENT                 LOW  END       HIGH  END
------------------     -------------   --------------    ------------------------    -------------------------

Complete Software      June 15, 2003    July 30, 2003    Hire a professional to      $5,000 to $15,000
Implementation                                           configure network access
for on-line                                              to application server.
scheduling system
and accounting
program


EVENT OR MILESTONE     PERTAINING TO   TIME FRAME FOR    METHOD  OF                  ESTIMATED TO PRODUCT COST
                       SALES AND       IMPLEMENTATION    ACHIEVEMENT                 LOW  END       HIGH  END
                       MARKETING
------------------     -------------   --------------    ------------------------    -------------------------

Conduct a North
Carolina public        June 15, 2003 - December 31,      Hire a professional         $30,000  to  $50,000
Advertising                            2003              public relations and
Campaign                                                 media relations firm.
                                                         Place interviews and
                                                         a small amount of media
                                                         advertisements in local
                                                         newspapers and recognized
                                                         newspapers and trade
                                                         publications.

Conduct a North        June 15, 2003 - December 31,      Hire a professional         $15,000  to  $30,000
Carolina direct                        2003              promotions firm. Attend
mail campaign                                            various trade shows and
aimed at potential                                       public engagements as
and new homeowners                                       advised to promote our
                                                         services.

Conduct various
expeditions to         June  1, 2003 - December 31,      As required, depending on   $30,000  to  $100,000
thriving new home                      2003              nature and duration of
construction markets                                     travel.
to seek out potential
new office locations
throughout the United States.

Hire  a direct sales   June  1, 2003 - July 15,          Through in-house  efforts.  Salaries  -  $60,000
manager                                2003

EVENT OR MILESTONE     PERTAINING TO   TIME FRAME FOR    METHOD  OF                  ESTIMATED COST
                       TO CUSTOMER     IMPLEMENTATION    ACHIEVEMENT
                       SUPPORT
------------------     -------------   --------------    ------------------------    -------------------------

Hire two customer      June  1, 2003 - July 15,          Through in-house efforts.   Salaries  - $50,000
support staff.                         2003

------------------     -------------   --------------    ------------------------    -------------------------



Total  Low  End  Cost--$190,000
Total  High  End  Cost--$305,000
Excludes  general  working  capital

     The cost of these activities must all be funded with future debt or equity financing.

     All of our accounts payable are trade payables in connection within the course of business. Our loans from stockholders as of December 31, 2002 include $74,500 in balances due various credit cards, in the names of our stockholders, to purchase our inventory. The amounts are not secured against our assets and bear a weighted average interest rate of approximately 15% to the stockholders, not us. There are minimum payments which are due each month that approximate $4,500 from the stockholders for these credit cards, not from us directly. If we are unable to make our required payments on trade accounts payable, our credit rating could be adversely affected. In the early stages of the company's development it had not yet established a credit rating and therefore relied on the personal credit of the stockholders to acquire products and services on credit. This is where the portion of our stockholder loan balance originated from. These credit cards are in the name of the stockholders, not us.

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

Item  7.  Financial  Statements.

                          Technology Connections, Inc.
                          (A development STage Company)

                              FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
        FOR THE PERIOD FROM INCEPTION (MAY 18, 2001) TO DECEMBER 31, 2001


                                TABLE  OF  CONTENTS

Report of Independent Certified Public Accountants                           F-1

Balance  Sheet
  December 31, 2002                                                          F-2

Statements  of  Operations
  For  the  year  ended  December  31,  2002  and
  for the Period from Inception (May 18, 2001) to December 31, 2001          F-3

Statements  of  Changes  in  Stockholders'  Deficit
  For  the  year  ended  December  31,  2002  and
  for the Period from Inception (May 18, 2001) to December 31, 2001          F-4


Statements  of  Cash  Flows
  For  the  year  ended  December  31,  2002  and
  for the Period from Inception (May 18, 2001) to December 31, 2001          F-5

Notes to the Financial Statements                               F-6 through F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To: the Board of Directors and Shareholders of Technology Connections, Inc.

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



/s/  Perrella  &  Associates,  P.A.
-----------------------------------
Perrella  &  Associates,  P.A.


Pompano  Beach,  Florida
May  12,  2003


                          TECHNOLOGY CONNECTIONS, INC.
                                  Balance Sheet
                                December 31, 2002
================================================================================

                            ASSETS
                            ------
                                                                       2002
                                                                  --------------

CURRENT  ASSETS
   Cash  and  Cash  Equivalents                                   $        4,457
   Inventory                                                               6,411
   Accounts Receivable, net of allowance for doubtful
     accounts of $31,564                                                   3,796
                                                                  --------------
      TOTAL  CURRENT  ASSETS                                              14,664

PROPERTY  AND  EQUIPMENT
   Property  and  Equipment                                               71,938
   Accumulated  Depreciation                                              (9,736)
   Net  Property  and  Equipment                                          62,202
                                                                  --------------

      TOTAL  ASSETS                                               $       76,866
                                                                  ==============

               LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
               ----------------------------------------

CURRENT  LIABILITIES
   Accounts  Payable  and  Accrued  Expenses                      $      231,216
   Current  Portion  of  Notes  Payable                                   22,091
   Loans  Payable  to  Stockholders                                       89,287
                                                                  --------------
      TOTAL  CURRENT  LIABILITIES                                        342,594

LONG-TERM  DEBT
   Notes  Payable,  less  current  portion                                74,000

STOCKHOLDERS'  DEFICIT
   Preferred Stock ($.001 par value, 5,000,000 authorized:
     none issued and outstanding)                                              -
   Common Stock ($.001 par value, 100,000,000 shares authorized:
     25,157,860 shares issued and outstanding)                            25,158
   Additional Paid-in-Capital                                            360,890
   Retained Deficit                                                     (725,776)
                                                                  --------------
      TOTAL  STOCKHOLDERS'  DEFICIT                                     (339,728)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       76,866
                                                                  ==============


    The accompanying notes are an integral part of the financial statements


                          TECHNOLOGY CONNECTIONS, INC.
                            Statements of Operations
                    For the year ended December 31, 2002 and
        for the Period from Inception (May 18, 2001) to December 31, 2001
================================================================================

                                                      2002               2001
                                                   ----------         ----------

SALES AND COST OF SALES:
   Sales                                           $  276,445         $  153,426
                                                   ----------         ----------
   Cost  of  Sales                                   (248,646)          (185,768)
      Gross Profit (Loss)                              27,799            (32,342)

OPERATING  EXPENSES                                  (707,165)          (158,889)

      OPERATING  LOSS                                (679,366)          (191,231)

OTHER  EXPENSE:
   Interest  Expense                                  (46,410)           (15,151)
                                                   ----------         ----------

      NET  LOSS                                    $ (725,776)        $ (206,382)


Net Loss Per Common Share Bassic & Fully Diluted   $    (0.03)        $    (0.01)

Weighted Average Common Shares Outstanding         24,502,383         19,860,000
                                                   ==========         ==========



    The accompanying notes are an integral part of the financial statements


                                   TECHNOLOGY CONNECTIONS, INC.
                          Statements of Changes in Stockholders' Deficit
                             For the year ended December 31, 2002 and
                  for the Period from Inception (May 18, 2001) to December 31, 2001
===================================================================================================

                                                        Common          Additional
                                        Common          Stock           Paid-in          Retained
                                        Shares          $.001  Par      Capital          Deficit
                                      ----------      --------------    ----------     ------------

Balances, May 18, 2001                         -      $            -    $        -     $          -

Issuances of common
stock to Founders                     19,700,000              19,700        12,300

Issuances of common stock for cash       150,000                 150        29,850                -

Net loss                                       -                   -             -         (206,382)

Balances, January 1, 2002             19,850,000      $       19,850    $   42,150     $   (206,382)

Reclassification of Subchapter S
corporation accumulated losses                 -                   -      (206,382)         206,382

Issuances of common stock
for services                           5,088,860               5,089       464,341                -

Issuances of common stock cash           219,000                 219        60,781                -

Net loss                                       -                   -             -         (725,776)
                                      ----------      --------------    ----------     ------------
                                      25,157,860      $       25,158    $  360,890     $   (725,776)



    The accompanying notes are an integral part of the financial statements


                          TECHNOLOGY CONNECTIONS, INC.
                            Statements of Cash Flows
                    For the years ended December 31, 2002 and
        for the Period from Inception (May 18, 2001) to December 31, 2001
================================================================================

                                                      2002               2001
                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                       $ (725,776)        $ (206,382)
   Adjustments  to  reconcile  net  loss  to  net
      cash  used  in  operating  activities:
      Depreciation                                      6,136              3,600
      Stock  issued  for  services                    469,430                  -
      Noncash interest on Loans from Stockholders       4,601                  -
     (Increase) decrease in operating assets:
         Accounts receivable                           35,728            (39,525)
         Inventory                                     (6,411)                 -
      Increase in operating liabilities:
         Accounts payable and accrued                 122,042            106,886
         expenses
         Outstanding checks in excess of
           bank balance                                     -              2,288
                                                   ----------         ----------

         NET CASH USED IN OPERATING ACTIVITIES        (94,250)          (133,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                (53,759)           (18,179)
                                                   ----------         ----------

         NET CASH USED IN INVESTING ACTIVITIES        (53,759)           (18,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock                 61,000             62,000
   Proceeds from stockholder loans                     61,468             36,707
   Repayments  of  stockholders  loans                (13,488)                 -
   Borrowings on notes payable                         50,357             60,000
   Repayments of notes payable                         (8,061)            (6,205)
                                                   ----------         ----------

         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                   151,276            152,502

         NET  INCREASE  IN  CASH  AND
         CASH EQUIVALENTS                               3,267              1,190

CASH AND CASH EQUIVALENTS:
   Beginning  of  period                                1,190                  -

   End of period                                   $    4,457         $    1,190

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
   Cash paid during the year for interest          $   19,712         $   15,151
                                                   ==========         ==========



    The accompanying notes are an integral part of the financial statements

                          TECHNOLOGY CONNECTIONS, INC.
                        Notes to the Financial Statements
                    For the year ended December 31, 2002 and
        For the Period from Inception (May 18, 2001) to December 31, 2001
================================================================================

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

The  Company's  total  deferred tax asset as of December 31, 2002 is as follows:

     Net  operating  loss  carry  forwards       $    283,000
     Valuation  allowance                            (283,000)
        Net  deferred  tax  asset                $         --
                                                 ============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002 and 2001 is as follows:

                                                            2002      2001

     Income tax computed at the federal statutory rate       34%       34%
     State income taxes, net of federal tax benefit           5%        5%
                                                            ----      ----
                                                             39%       39%
     Less  Valuation  allowance                             (39%)     (39%)
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


     Name           Age                        Position
---------------     ---         ------------------------------------------
Kevin G. Kyzer      32          President and Director
---------------     ---         ------------------------------------------
Stacey A. Kyzer     31          Vice  President,  Secretary  and  Director
---------------     ---         ------------------------------------------


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

Promoters
---------

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

Item 10.  Executive  Compensation.


               Summary Compensation Table As of December 31, 2002
               --------------------------------------------------

                                  Annual Compensation           Long Term  Compensation
                              -------------------------------   -----------------------
Name and Principal   Year     Salary    Bonus    Other Annual   Restricted Compensation
Position                        ($)      ($)     Award(s) ($)           Stock
------------------   ----     ------    -----    ------------   -----------------------

Kevin  G.  Kyzer
President            2002     $    0        0               0            0

Stacy  A.  Kyzer
Vice  President      2002          0        0               0            0
------------------   ----     ------    -----    ------------   -----------------------



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




Title of Class        Name  and  Address         #  of Shares     Ownership     Current
                                                                                % Owned
--------------        ----------------------     ------------     ---------     -------

Common                Kevin  G.  Kyzer           9,860,000          Direct        39.1%
                      10812  Kenderly  Ct.
                      Charlotte, N.C.  28277
--------------        ----------------------     ------------     ---------     -------

Common                Stacey  A.  Kyzer          9,840,000          Direct        39.0%
                      10812  Kenderly  Ct.
                      Charlotte, N.C.  28277
--------------        ----------------------     ------------     ---------     -------





Security  Ownership  of  Officers  and  Directors (2).


Title of Class        Name  and  Address         #  of Shares     Ownership     Current
                                                                                % Owned
--------------        ----------------------     ------------     ---------     -------

Common                Kevin  G.  Kyzer              9,860,000       Direct        39.1%
                      10812  Kenderly  Ct.
                      Charlotte, N.C.  28277
--------------        ----------------------     ------------     ---------     -------

Common                Stacey  A.  Kyzer             9,840,000       Direct        39.0%
                      10812  Kenderly  Ct.
                      Charlotte, N.C.  28277
--------------        ----------------------     ------------     ---------     -------

All Officers                                       19,850,000       Direct        78.7%
And Directors
Common As a
Group (2)
--------------        ----------------------     ------------     ---------     -------



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


        Title               Name              Date                  Signature
--------------------    ------------     ---------------         ---------------
Principal  Executive    Kevin  Kyzer     March  31, 2004         /s/ Kevin Kyzer
Officer

Principal Accounting    Kevin  Kyzer     March 31, 2004          /s/ Kevin Kyzer
Officer

Principal Financial     Kevin  Kyzer     March  31, 2004         /s/ Kevin Kyzer
Officer


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


    SIGNATURE            NAME              TITLE                 DATE
-----------------    ------------     ---------------       ---------------
/s/  Kevin  Kyzer    Kevin  Kyzer         Director          March 31, 2004

/s/  Stacey Kyzer    Stacy  Kyzer         Director          March 31, 2004