Form 10KSB
period 2003-12-31
TECHNOLOGY CONNECTIONS INC
filed 2004-04-20
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ___  to  ________

Commission  file  number:  333-86000
------------------------------------

                          TECHNOLOGY CONNECTIONS, INC.
                          ----------------------------
                 (Name of small business issuer in our charter)

                                 North Carolina
                                 --------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                 1731                                    56-2253025
                 ----                                    ----------
       (PRIMARY  STANDARD  INDUSTRIAL                (I.R.S.  EMPLOYER
        CLASSIFICATION  CODE  NUMBER)                IDENTIFICATION  NO.)

              301C Verbena Street, Charlotte, North Carolina 28217
                                 (704) 400-9042
                                 --------------
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                                 Kevin G. Kyzer

              301C Verbena Street, Charlotte, North Carolina 28217
                                 (704) 400-9042
                                 --------------
               (NAME, ADDRESS AND TELEPHONE OF AGENT FOR SERVICE)

Securities  registered  under  Section  12(b)  of  the  Act:  NONE

Securities  registered  under  Section 12(g) of the Act: common stock, par value
$.001  per  share;  preferred  stock,  par  value  $.001  per  share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes  [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any amendment to this Form 10-KSB.                                       [x]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $44,665.

As of April 20, 2004 there were 2,152,893 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $.39 and the asked price of $.46 reported by brokers) held by non-affiliates was approximately $914,980.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number  of  shares  of  common stock outstanding as of April 20, 2004: 2,152,893
Number  of  shares of preferred stock outstanding as of April 20, 2004:      -0-

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.


                The rest of this page is left intentionally blank
                -------------------------------------------------

Part  I

Item  1.  Description  of  Business.

BUSINESS  DEVELOPMENT.

Since our inception, we have focused on market opportunities in the Charlotte, North Carolina market. We plan to become the leading provider in our market of home wiring products. We currently staff three employees in our business. We do not have signed employment agreements with our employees, but they do sign a confidentiality agreement with respect to our business practices and technology. Additionally, we plan to focus on hiring additional employees to undertake regional expansion.

We have successfully engaged in selling and integrating audio/visual/security devices in residential new construction homes. The typical home that we sell to costs approximately $350,000 and up, and are 3,000 square feet and larger. We also sell to pre-existing homes.

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

Our business is built around the concept of a networked home. A networked home is a home that is built on a foundation of a structured cabling system that runs into a central distribution point and is enclosed and situated in a closet or a basement. The homeowner is provided with the capacity to deliver all of the networked systems, such as security systems, satellite television or entertainment technology throughout the home. The homeowner selects the modules and services that are consistent with his or her particular lifestyle. Additional modules and services can be added very efficiently at a later date as the consumer's needs and desires change. Cost-effectiveness, convenience and flexibility is often cited as the advantages of a networked home. The market for our services should grow as the concept of a networked home becomes better understood by potential customers.

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

We will only embark upon an expansion program once our operations in the Charlotte, NC market is cash flow positive.

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

MARKET  RESEARCH
----------------

According to our studies, about two-thirds of Americans own their own homes, and about one and one-half million new homes are constructed each year. Despite general slowdown in the American economy over the last year, the housing market has been relatively resistant to recession. While housing starts were slightly weaker in 2002 than the previous year on a national basis, some regional housing markets have shown signs of strength. For example, Charlotte, North Carolina and Mecklenburg County were among the few areas in the country that experienced real growth in economic and housing activity over the last ten years.

Our target customers are new home buyers with home purchase prices of $350,000 and higher, which is higher than the median house sale price of $200,000. We believe that this segment of the housing market will be less affected by a general economic slowdown.

LOCATION  OF  FACILITIES
------------------------

In 2003 we moved into our new facilities. The headquarters are located at 301C Verbena Street, Charlotte, North Carolina 28217. We have a showroom set up at this location. We occupy approximately 1,000 square feet for which we pay no rent per month as the landlord is allowing us to rent the space gratuitously. We believe our new location has sufficient space to conduct our operation over the next five years.

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

Commercial sales representatives establish contacts in the local small business markets and offers them our products and services.

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

OPERATIONS
----------

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

EMPLOYEES
---------

Currently, we have a staff of three employees. We have no employment agreements with any of our employees.

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

RISK  FACTORS
-------------

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

WE HAVE SUBSTANTIAL NEAR-TERM CAPITAL NEEDS AND WITHOUT ADEQUATE FUNDS WE MAY BE REQUIRED TO CURTAIL OUR OPERATIONS.

We require additional funding. We estimate that we will need $100,000 in additional funds over the next twelve months to fund our operations without curtailing operations. While this estimate is given, our capital requirements will depend on many factors including, but not limited to, opening additional sales centers in our area, aggressiveness of product marketing and the hiring of additional employees. Presently, we have only limited amounts of liquid assets with which to pay our expenses. We do not have sufficient liquid assets to continue to grow our company. Accordingly, we will seek outside sources of capital such as conventional bank financing; however, additional capital may not be available on favorable terms to us. If adequate funds are not available, we may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.

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

IF WE ARE UNSUCCESSFUL IN ACQUIRING A GROWING BACKLOG OF CONTRACTS, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR OPERATIONS

We have a limited backlog of contracts at any given point in time to assist us in developing our operations. We currently have three employees. We are prepared to hire additional employees only if and when our contracts increase.

BECAUSE OUR FINANCIAL CONDITION IS POOR WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR OPERATIONS, AND OUR LOSSES MAY ACCUMULATE.

Because we have only a limited operating history, assets, and revenue sources, we may not adequately develop our operations. During the last twelve months ended December 31, 2003, we generated losses totaling $302,444 compared to $725,776 in 2002. These losses were primarily due to $201,000 and $469,430 of expenses relating to stock issued for services in 2003 and 2002, respectively.

As a result of these losses, as of December 31, 2003, we had an accumulated deficit in retained earnings of $1,028,220 and total assets of only $35,136 with which to operate. We anticipate that we will experience continued financial difficulties without an immediate infusion of capital. Moreover, we may be unable to operate profitably, even if we obtain immediate funding or further develop our operations or increase our revenues. Our poor financial condition could adversely affect our ability to expand our operations through acquisitions in a timely fashion. Accordingly, we may experience future losses if we are unable to adequately develop our operations.

OUR PRINCIPAL STOCKHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholders, Kevin G. Kyzer and Stacey A. Kyzer, own approximately 38.0% of our common stock. As a result, they will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they will be able to elect all of the members of our Board of Directors, this will allow them to significantly control our affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.
Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

Controls  and  Procedures

(a) On December 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

Item  2.  Description  of  Property.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Between January and May 2002, we operated from the residence of our president while we were awaiting readiness of our new headquarters. In 2003, we moved into our new offices located at 301C Verbena Street, Charlotte, North Carolina 28217. We occupy approximately 1,000 square feet for which we pay no rent per month as the landlord is allowing us to use the space gratuitously. We believe this space to be adequate for our present and forecasted levels of operations.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None

PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

Our stock is qualified for quotation on the over the counter bulletin board under the symbol "TLGY", formerly "TGYC" in 2003.

During the 2002 through 2003 period, the Company's common stock traded on the Over-the-Counter Bulletin Board. The range of high and low bid quotations for the Common Stock for the two most recently completed fiscal years and the current fiscal year are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices as reported may not be indicative of the value of the Common Stock or of the existence of an active trading market. These over-the-counter market quotations were provided by the Over-the-Counter Bulletin Board and may not necessarily represent actual transactions; they reflect inter-dealer prices without retail markup, markdown or commissions.

                                        High  Bid           Low  Bid
                                        ---------           --------

2002  Fiscal  Year
------------------
First  Quarter  (1)                       $   NA             $   NA
Second  Quarter  (1)                      $   NA             $   NA
Third  Quarter  (1)                       $   NA             $   NA
Fourth  Quarter  (2)                      $ 5.00             $ 4.00


                                        High  Bid           Low  Bid
                                        ---------           --------

2003  Fiscal  Year
------------------
First  Quarter  (2)                       $ 0.42             $ 0.30
Second  Quarter  (2)                      $ 0.66             $ 0.24
Third  Quarter  (2)                       $ 0.64             $ 0.16
Fourth  Quarter  (2)                      $ 0.80             $ 0.40

(1)  Trading  on  the  OTC  Bulletin  Board  was  first  reported  on  12/09/02.
(2) Adjusted to reflect a 1:20 reverse stock split for holders of record as of 12/31/03.

Holders

The number of recorded holders of the Company's common stock as of April 20, 2004 is approximately 46.

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

Dividend  Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

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

Our executive offices are located at 301C Verbena Street, Charlotte, North Carolina 28217. Our telephone number is (704) 400-9042. We currently have three employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 2,152,893 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding.

RESULTS  OF  OPERATIONS
-----------------------

For  the  12  months  ended  December  31,  2003.

Sales.

Sales  consisted  primarily  of  setup  and  installation  of  the  following:

     Security  systems
     Outdoor  landscape  lighting
     Audio  systems
     Central  home  wiring  centers
     Video  and  monitoring  systems
     Home  theater  installation
     Computer  networks
     Central  vacuum  systems
     Indoor  lighting
     Home  automation  systems,  including  remote  appliance  capabilities

All revenues were from unrelated third parties and were made primarily from new home buyers.

December  31,  2003  vs.  December  31,  2002

Revenues decreased from $276,445 in 2002 to $44,665 in 2003 due to a decrease in our relationships with new home builders and weaker operating efficiencies.

Cost of Revenues decreased from $248,646 in 2002 to $16,166 in 2003 due to decreased sales in 2003.

Gross Profit increased from $27,799 in 2002 to $28,499 in 2003 due to better pricing resulting from volume purchasing from suppliers.

Operating  Expenses:

Interest expense decreased from $46,410 in 2002 to $26,220 in 2003 due to the $206,480 forgiveness of shareholder loans in 2003.

Total operating expenses decreased from $707,165 in 2002 to $304,723 in 2003 due primarily to decreased costs associated with common shares issued to consultants in 2003 compared to 2002. Operating expenses also consists primarily of salaries, general overhead, and technical personnel. We anticipate that Operating Expenses will continue to decrease as business decreases.

Basic EPS equals diluted EPS because of the net loss above. Preferred stock had no effect on the calculation of EPS.

Plan  of  operations:

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

Liquidity  and  Capital  Resources

Cash flows used in operations was $109,786 for the year ended December 31, 2003, and $94,250 for the year ended December 31, 2002. The use of cash flows from operating activities for the years ended December 31, 2003 and 2002 are primarily attributable to losses from operations, partially offset by non-cash expenses, such as common stock issued for services.

Cash flows used in investing activities were $-0- for the year ended December 31, 2003 and $53,759 for the same period in 2002. Cash used in investing were solely attributable to $53,759 in equipment purchases during 2003 and 2002.

Cash flows provided by financing activities were $105,711 and $151,276 for the years ended December 31, 2003 and 2002, respectively. The positive cash flows in 2003 and 2002 were primarily due to the $61,000 equity placement of common stock sold during 2002 and proceeds from a shareholder loan made by our officer and director of $113,125 and $61,468 in 2003 and 2002, respectively.

We have funded our cash needs from inception through December 31, 2003 with a series of debt and equity transactions, including private placements.

We have suffered recurring losses and have yet to generate an internal cash flow. We project that current and projected revenues and capital reserves will sustain it for six months. If the projected revenues of these sources fall short of needed capital because of a decrease in demand for the company's services as well as other factors, we may not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first two quarters of 2004 will significantly affect the cash position of us. Additional funds through equity or debt financing will be necessary.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy that may include the use of television, radio, print and Internet advertising. However, we may not be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, the growth potential will be adversely affected. Additionally, we will have to significantly modify its plans.

Critical  Accounting  Policies  (FR-60)

Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

Income  Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recent  Sales  of  Unregistered  Securities

During the quarter ending December 31, 2003, we did not issue any common or preferred shares.

Item  7.  Financial  Statements.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Technology Connections, Inc.

We have audited the accompanying balance sheet of Technology Connections, Inc. as of December 31, 2003, and the related statements of operations and stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Connections, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C, notes to the financial statements, the Company has experienced losses from operations, has yet to generate an internal cash flow, has negative working capital, has a stockholders' deficit and has outstanding and delinquent payables including payroll taxes as of December 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


/s/  Perrella  &  Associates,  P.A.
-----------------------------------
Perrella  &  Associates,  P.A.

Pompano  Beach,  Florida
April  12,  2004




                          TECHNOLOGY CONNECTIONS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
================================================================================

                                     ASSETS

                                                                       2003
                                                                  --------------


CURRENT ASSETS
   Cash and Cash Equivalents                                      $          382
   Inventory                                                               3,000
   Accounts Receivable, net of allowance for doubtful
     accounts of $31,564                                                   7,434
                                                                  --------------
      TOTAL CURRENT ASSETS                                                10,816
                                                                  --------------

PROPERTY AND EQUIPMENT
   Property and Equipment                                                 33,787
   Accumulated Depreciation                                               (9,467)
                                                                  --------------
      Net Property and Equipment                                          24,320
                                                                  --------------

      TOTAL ASSETS                                                $       35,136
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                          $      202,428
   Notes Payable                                                          67,400
                                                                  --------------
      TOTAL CURRENT LIABILITIES                                          269,828
                                                                  --------------


STOCKHOLDERS' DEFICIT
   Preferred Stock ($.001 par value, 5,000,000 authorized:
     none issued and outstanding)                                              -
   Common Stock ($.001 par value, 100,000,000 shares authorized:
     1,347,893 shares issued and outstanding)
                                                                           1,348
   Additional Paid-in-Capital                                            792,180
   Accumulated Deficit                                                (1,028,220)
                                                                  --------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (234,692)
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       35,136
                                                                  ==============


    The accompanying notes are an integral part of the financial statements




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------

SALES AND COST OF SALES:
   Sales                                           $   44,665         $  276,445
   Cost of Sales                                       16,166            248,646
                                                   ----------         ----------
      Gross Profit                                     28,499             27,799
                                                   ----------         ----------

OPERATING EXPENSES:
   Selling, general and administrative                 41,267            268,595
   Consulting fees                                    263,456            438,570
                                                   ----------         ----------
                                                      304,723            707,165
                                                   ----------         ----------

      OPERATING LOSS                                 (276,224)          (679,366)

OTHER EXPENSE:
   Interest Expense                                    26,220             46,410
                                                   ----------         ----------


      NET LOSS                                     $ (302,444)        $ (725,776)
                                                   ==========         ==========

   Net Loss Per Common Share
     Basic & Fully Diluted                         $    (0.23)        $    (0.65)
                                                   ==========         ==========

   Weighted Average Common Shares Outstanding
     - Basic and Fully Diluted                      1,302,900          1,125,200
                                                   ==========         ==========




    The accompanying notes are an integral part of the financial statements





                                              TECHNOLOGY CONNECTIONS, INC.
                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
==========================================================================================================================

                                   Preferred   Preferred    Common   Common      Additional   Accumulated          Total
                                   Shares      Shares       Shares   Stock       Paid-in      Deficit
                                               $.001 Par             $.001 Par   Capital
                                   ---------   ---------   --------  ---------   ----------   -----------        ---------

Balances, January 1, 2002                  -   $       -    992,500  $     993   $   61,007   $  (206,382)       $(144,382)

Reclassification of Subchapter S
corporation accumulated losses             -           -          -          -     (206,382)      206,382                -

Issuances of common stock for services     -           -    254,443        254      469,176             -          469,430

Issuances of common stock for cash         -           -     10,950         11       60,989             -           61,000

   Net loss                                -           -          -          -            -      (725,776)        (725,776)
                                   ---------   ---------   --------  ---------   ----------   -----------        ---------

Balances, January 1, 2003                  -   $       -  1,257,893  $   1,258   $  384,790   $  (725,776)       $(339,728)

Issuances of common stock for services     -           -     90,000         90      200,910             -          201,000

Foregiveness of stockholders' loans        -           -          -          -      206,480             -          206,480

Net loss                                   -           -          -          -            -      (302,444)        (302,444)
                                   ---------   ---------   --------  ---------   ----------   -----------        ---------

Balances, December 31, 2003                -   $       -  1,347,893  $   1,348   $  792,180   $(1,028,220)       $(234,692)
                                   =========   =========   ========  =========   ==========   ===========        =========


    The accompanying notes are an integral part of the financial statements





                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (302,444)        $ (725,776)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                      7,363              6,136
      Stock issued for services                       201,000            469,430
      Loss on disposal of vehicle, net                    363                  -
      Forgiveness of interest on Loans
        from Stockholders                              12,947                  -
      Noncash interest on Loans from Stockholders           -              4,601
     (Increase) decrease in operating assets:
         Accounts receivable                           (3,638)            35,728
         Inventory                                      3,411             (6,411)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses        (28,788)           122,042
                                                   ----------         ----------

         NET CASH USED IN OPERATING ACTIVITIES       (109,786)           (94,250)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      -            (53,759)
                                                   ----------         ----------

         NET CASH USED IN INVESTING ACTIVITIES              -            (53,759)
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock                      -             61,000
   Proceeds from stockholder loans                    113,125             61,468
   Repayments of stockholders loans                    (6,754)           (13,488)
   Borrowings on notes payable                          2,400             50,357
   Repayments of notes payable                         (3,060)            (8,061)
                                                   ----------         ----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES    105,711            151,276
                                                   ----------         ----------

         NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                              (4,075)             3,267

CASH AND CASH EQUIVALENTS:
   Beginning of period                                  4,457              1,190

   End of period                                   $      382         $    4,457
                                                   ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for interest          $      161         $   19,712
   Decrease in note payable bank due
     to repossessed vehicle                        $   30,158         $        -


    The accompanying notes are an integral part of the financial statements




                          TECHNOLOGY CONNECTIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  A  -  NATURE  OF  THE  BUSINESS
-------------------------------------

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

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORY - Inventory is valued at the lower of cost (which approximates computation on a first-in first out basis) or market (net realizable value or replacement cost). Inventory consists of finished goods and installation supplies.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Fixed asset additions are capitalized, while repair and maintenance costs are charged to operations as incurred. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement on January 1, 2002. No impairments were recognized during the years ended December 31, 2003 and 2002.

REVENUE RECOGNITION - The Company obtains written purchase orders and contracts from its customers for its products and services. Revenue is recognized when the related service revenue is complete, provided collection of the related receivable is reasonably assured. The Company performs ongoing credit evaluations of its customers and establishes a reserve for those accounts deemed uncollectible. Bad debt expense is $0 for 2003 and $31,564 for 2002.

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

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

As of January 1, 2002 the Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some or the entire deferred tax asset will not be realized.

LOSS PER SHARE - Statement of Financial Accounting Standard ("SFAS") No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share.

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

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS

In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of the pronouncement did not have a material effect on our financial condition or cash flow.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46') "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The implementation of the pronouncement did not have a material effect on our financial condition or cash flows.

In May 2003, the FASE issued Statement of Financial Accounting Standard ("SFAS") No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and

NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

the capital structure of entities, all of whose shares are mandatory redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The implementation of the pronouncement did not have a material effect on our financial condition or cash flows.

NOTE  C  -  LIQUIDITY  AND  GOING  CONCERN
------------------------------------------

The Company has experienced losses from operations of $302,444 and $725,776 during the years ended December 31, 2003 and 2002, respectively, has yet to generate an internal cash flow, has negative working capital, has a stockholders' deficit and has outstanding and delinquent payables including payroll taxes as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, increasing sales and achieving profitable operations. In regard to management's plans in these matters, the Company entered into a "Merger Agreement" dated February 19, 2004, whereby the Company is expected that its operations will become a business segment in the merged entity and that certain liabilities will be paid by the merged entity (See Note J Subsequent Events).

The eventual outcome, however, of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


NOTE  D  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  consisted  of  the  following as of December 31, 2003:

          Office  furniture                  $       619
          Office  equipment                       33,168
          Accumulated  depreciation               (9,467)
                                             -----------

          Net  property  and  equipment      $    24,320
                                             ===========

Depreciation expense for the years ended December 31, 2003 and 2002 was $7,363 and $6,136 respectively.

NOTE  E  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES
-----------------------------------------------------

Accounts payable and accrued expenses consist of the following on December 31, 2003:

          Accounts  payable                  $   137,692
          Withholding  taxes  payable             51,297
          Accrued  interest                       13,439
                                             -----------

                                             $   202,428
                                             ===========

NOTE  F  -  NOTES  PAYABLE
--------------------------

Notes payable at December 31, 2003 includes an unsecured note payable for $50,000 to an unrelated individual dated April 12, 2001. The note bears interest at the rate of 10% per annum and is due April 2004. As of December 31, 2003 the note has accumulated accrued interest of $12,395 that is included in accrued expenses.

The second note is an unsecured non-interest bearing note payable due on demand from an unrelated individual dated December 23, 2002. The Company has received various advances on the note and at December 31, 2003, the note balance is $17,400 with imputed interest of $1,044 included in accrued expenses.

On June 12, 2002, the Company purchased a vehicle that is secured with a note in the amount of $34,151 at 4.9% interest per annum payable over 60 months through July 12, 2007. During 2003, the Company returned the vehicle to the lender and was later sold at auction for a net loss to the Company of $363.

NOTE  G  -  EQUITY
------------------

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

In February 2002, the Company issued 10,950 shares of commons stock for $61,000 to accredited investors in a private placement.

NOTE  G  -  EQUITY  (CONTINUED)
-------------------------------

During the year ended December 31, 2002, the Company issued 247,500 common shares, valued at $400,000, as payment for professional services related in the initial public offering and 6,943 common shares, valued at $69,430 to subcontractors for services rendered. The stock was expensed as the fair value for 2002 services.

In January and February 2003, The Company issued 90,000 shares of common stock at a fair value of $201,000, as payment for consulting and professional services. The stock was valued expensed as the fair value for 2003 services.

On April 1, 2003, the Company's Board of Directors approved a one-for-twenty reverse stock split of the Company's common stock. As of the record date, there were 26,957,860 shares of common stock outstanding. Each twenty shares of common stock were converted into one share, resulting in 1,347,893 common shares outstanding at December 31, 2003.

The loans payable to stockholders at December 31, 2003 and 2002 consisted of unsecured notes payable to the Company's President and majority stockholder and its Vice President. As of December 31, 2003, the amounts due on these loans were $206,480 and included accrued interest of $12,947. In contemplation of the impending merger (see Note J), the shareholders agreed to forgive their loans to the Company as of December 31, 2003 whereby the loan balances are transferred to equity as additional paid-in-capital.

NOTE  H  -  INCOME  TAXES
-------------------------

The Company has approximately $703,000 of federal and state net operating losses available that expire in various years through the year 2018.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2003 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $118,000 less a valuation allowance in the amount of approximately $118,000. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

NOTE  H  -  INCOME  TAXES  (CONTINUED)
--------------------------------------

The  Company's  total  deferred tax asset as of December 31, 2003 is as follows:

     Net  operating  loss  carry  forwards   $   118,000
     Valuation  allowance                       (118,000)
                                             -----------
        Net  deferred  tax  asset            $        --
                                             ===========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2003 and 2002 is as follows:

                                                              2003        2002
                                                              ----        ----
     Income tax computed at the federal statutory rate         34%         34%
     State  income  taxes,  net  of  federal  tax  benefit      5%          5%
                                                              ----        ----
                                                               39%         39%
Less  Valuation  allowance                                    (39%)       (39%)
                                                              ----        ----
Total  deferred  tax  asset                                     0%          0%
                                                              ====        ====

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

On April 15, 2002, the Company entered into a lease agreement for its executive offices under a non-cancelable operating lease that expires on April 30, 2007. Rent expense for the years ended December 31, 2003 and 2002, was $10,685 and $29,120, respectively. During 2003, the Company defaulted on the lease and the Lessor waived the collection of past rent in the amount of $22,748 and took possession of the property.

At December 31, 2003, the Company faces two lawsuits filed by a vendor and a consultant. The vendor suit is for an alleged illegal fax blast. The consultant suit is for a claim for approximately $18,000 in unpaid fees. It is the Company's position that the consultant did not perform their required services and that the Company will counter sue should the suit continue. The Company has not accrued for these lawsuits filed and the unfavorable outcome of the lawsuits, in the opinion of management and legal counsel, are remote under Statement of Financial Accounting Standards No. 5.

NOTE  J  -  SUBSEQUENT  EVENTS
------------------------------

During January, February and March 2004, the Company issued 805,008 shares of common stock to various consultants for services.

On February 19, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an unrelated company will merge with and into the Company, with the unrelated company's stockholders receiving 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred. The Company's stock will be exchanged for the shares of the unrelated company. In addition, pursuant to this agreement, the Company agreed to change its corporate name from "Technology Connections, Inc." to "HouseRaising, Inc." prior to the closing. The merger closing will be on the second business day following satisfaction or waiver of all conditions to the obligations of the Parties as stated in the Merger Agreement. As of April 12, 2004, the merger has not closed.

The Company's accounts payable and notes payable to vendors, lessors, subcontractors, governmental entities and other creditors shall not exceed $200,000 that is to be paid by the merged entity and that certain liabilities will be paid by the merged entity.

The shares of Class A Convertible Preferred Stock issued in the Merger are convertible into ten (10) shares of fully paid and non-assessable shares of common stock five (5) years after the date of issuance, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving the Company, or other fundamental corporate transaction involving the Company. In addition, each share of Class A
Convertible Preferred Stock issued in the Merger is entitled to ten (10) votes per share on all matters on which the common stock votes on upon issuance. The Company's Board of Directors agreed to take action to designate the Class A Convertible Preferred Stock under North Carolina law between the signing and closing of the Merger.

On January 27, 2004, the Company adopted a non-qualified stock compensation plan to register 400,000 shares of its common stock for the offer and sale to employees, directors, officers, consultants, advisors and other persons associated with the Company. The common stock is not subject to any restriction on transferability.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8a.  Controls  and  Procedures

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Kevin G. Kyzer ("CEO"), and by Kevin G. Kyzer who is also our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

      Name                    Age                       Position
-----------------             ---         --------------------------------------
Kevin  G.  Kyzer               33         President  and  Director
-----------------             ---         --------------------------------------
Stacey  A.  Kyzer              32         Vice President, Secretary and Director
-----------------             ---         --------------------------------------

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

Ms. Kyzer's experience over the last five years consists of the following. Ms. Kyzer was employed as a Pharmacist by Walgreen's from January 1996 to the present, and as a Pharmacy Manager by Walgreen's from August 1999 to April 2001.

Ms. Kyzer has been employed as a Vice President, Secretary and Director of our Company from May 2001 to the present.

Family  Relationships

Kevin G. Kyzer, our President, and Stacey A. Kyzer, our Vice President, are husband and wife. There are no other family relationships.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based on information furnished to Registrant, no officer, director, or ten percent shareholder failed to file on a timely basis reports on Forms 3, 4, or 5 during the most recent two fiscal years, except for Kevin Kyzer, President and Director, and Stacey Kyzer, Vice-President and Director. Each director failed to file the required Form 3's after their respective acquisitions of common stock registered under Section 12 of the Exchange Act of 1934. In addition, Mr. Kyzer failed to file the required Form 4's in connection with subsequent sales of our common stock. We are reviewing this situation and will make the necessary filings to be in compliance with Section 16(a) of the Exchange Act of 1934.

Audit  Committee  Financial  Expert

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code  of  Ethics

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Legal  Proceedings

At December 31, 2003, we face two lawsuits filed by a vendor and a consultant. The vendor suit is for an alleged illegal fax blast. The consultant suit is for a claim for approximately $18,000 in unpaid fees. It is our position that the consultant did not perform their required services and that we will counter sue should the suit continue. We not accrued for these lawsuits filed and the unfavorable outcome of the lawsuits, in the opinion of management and legal counsel, are remote under Statement of Financial Accounting Standards No. 5.

Our officer, Kevin G. Kyzer, received a personal judgment against him during the year ended December 31, 2003. This was for non-payment of a loan and is filed in Mecklenburg County, North Carolina. No other officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Item  10.  Executive  Compensation.



            Summary  Compensation  Table  As  of  December  31,  2003
            ---------------------------------------------------------

                                               Annual Compensation            Long Term Compensation
                                       -------------------------------        ----------------------
                                                          Other Annual              Restricted
Name and Principal Position   Year     Salary    Bonus    Compensation            Stock Award(s)
---------------------------   ----     ------    -----    ------------         ---------------------


Kevin  G.  Kyzer
President                     2002     $    0      0            0                        0
President                     2003     $    0      0            0                        0

Stacy  A.  Kyzer
Vice  President               2002     $    0      0            0                        0
Vice  President               2003     $    0      0            0                        0



We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

Board  Compensation

Our  board  does  not  receive  cash  compensation  for  services  as directors.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

The following table sets forth the ownership, as of December 31, 2003, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

Security  Ownership  of  Officers  and  Directors.

Title  of                                                   Current
Class          Name  and  Address           #  of  Shares   Ownership   %  Owned
---------      -----------------------      -------------  ----------   --------
Common         Kevin  G.  Kyzer
               10812  Kenderly  Ct.
               Charlotte,  N.C.  28277            426,350     Direct       19.8%
---------      -----------------------      -------------  ----------   --------
Common         Stacey  A.  Kyzer
               10812  Kenderly  Ct.
               Charlotte,  N.C.  28277            392,000     Direct       18.2%
---------      -----------------------      -------------  ----------   --------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 2,152,893 shares of common stock outstanding as of April 20, 2004.

On February 19, 2004, we executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HouseRaising will merge with and into us, with the HouseRaising stockholders receiving in the aggregate 26,980,000 shares of common stock and 1,000,000 shares of Class A Convertible Preferred Stock of us in exchange for their shares of HouseRaising. In addition, pursuant to the Merger Agreement, we have agreed to change our corporate name from "Technology Connections, Inc." to HouseRaising, Inc." prior to the closing.

The shares of Class A Convertible Preferred Stock issued in the Merger are convertible into ten (10) shares of fully paid and non-assessable shares of common stock five (5) years after the date of issuance, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving the Registrant, or other fundamental corporate transaction involving the Registrant. In addition, each share of Class A
Convertible Preferred Stock issued in the Merger is entitled to ten (10) votes per share on all matters on which the common stock votes on upon issuance. Our Board of Directors agreed to take action to designate the Class A Convertible Preferred Stock under North Carolina law between the signing and closing of the Merger. An executed copy of the Merger Agreement, together with Exhibit A thereto containing the Class A Convertible Preferred Stock designation, are incorporated by reference as they are filed as Exhibits 10(a) and 10(b) in a Form 8-K filed last month.

The Closing under the Merger Agreement will occur on the second day after the satisfaction or waiver of all conditions precedent to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement. The Merger is conditioned on, among other things, us and HouseRaising obtaining the written consent of a majority of their shareholders to approve the transactions contemplated by the Merger Agreement. Our Board of Directors and a majority of the Shareholders of us and of HouseRaising have executed such consents and thereby approved the Merger Agreement and the Merger.

In addition to filing this Current Report on Form 8-K, we contemplate filing with the Commission, prior to the Closing, an Information Statement on
Schedule 14C, disclosing to its shareholders the details of the Merger and the proposed filing with the Secretary of State of North Carolina of a Certificate of Designation for the Class A Convertible Preferred Stock.

Item 12.  Certain  Relationships  and  Related  Transactions.

In January and February 2003, we issued 90,000 shares of common stock at a fair value of $201,000, as payment for consulting and professional services. The stock was valued expensed as the fair value for 2003 services.

On April 1, 2003, our Board of Directors approved a one-for-twenty reverse stock split of our common stock. As of that record date, there were 26,957,860 shares of common stock outstanding. Each twenty shares of common stock were converted into one share, resulting in 1,347,893 common shares outstanding at December 31, 2003.

The loans payable to stockholders at December 31, 2003 and 2002 consisted of unsecured notes payable to our President and majority stockholder and ours Vice President. As of December 31, 2003, the amounts due on these loans were $206,480 and included accrued interest of $12,947. In contemplation of the impending merger (see Note K of the audited financial statements herein), the shareholders agreed to forgive their loans to us as of December 31, 2003 whereby the loan balances are transferred to equity as additional paid-in-capital.

Item 13.  Exhibits  and  Reports  on  Form  8-K.

(a)  List  of  documents  filed  as  part  of  this  Report:

Our  financial  statements  are  included  in  Part  II,  Item  7:

Independent  Auditors'  Report                             14
Balance  Sheet-December  31,  2003                      15-16
Statements  of  Operations  -  years  ended
     December  31,  2003  and  2002                     17-18
Statements  of  Cash  Flows  -  years  ended
     December  31,  2003  and  2002                     19-20
Statements of Stockholders' Deficit - years ended
     December  31,  2003  and  2002                        21
Notes  to  Financial  Statements                        22-28

(b)  Exhibits:

The  following  exhibits  listed  are  filed  as  part  of  this  Report:

Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

14.1.  Code  of  Ethics

31.1.  Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Executive  Officer

31.2.  Rule  13a-14(a)/15d-14(a)  Certifications  of  Chief  Financial  Officer

32.1.  Section  1350  Certifications  of  Chief  Executive  Officer

32.1.  Section  1350  Certifications  of  Chief  Financial  Officer

Item 14.  Principal  Accountant  Fees  and  Services.

Fees  Billed  For  Audit  and  Non-Audit  Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Perrella & Associates, ("Perrella") for our audit of the annual financial statements for the years ended December 31, 2002 and 2003, and all fees billed for other services rendered by Perrella during those periods.

Year  Ended  December  31                  2003              2002
-------------------------                --------          --------
                                         Perrella          Perrella
                                         --------          --------
Audit  Fees  (1)                         $ 10,000   (2)    $ 10,000     (3)
Audit-Related  Fees  (2)                       --                --
Tax  Fees  (3)                                 --                --
All  Other  Fees  (4)                          --                --
Total  Accounting  Fees  and  Services   $ 10,000          $ 10,000

(1) Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval  Policy  For  Audit  and  Non-Audit  Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Perrella were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.


                           --Signature Page Follows--

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Title                  Name             Date            Signature

Principal Executive Officer    Kevin  Kyzer    April 20, 2004   /s/ Kevin  Kyzer

Principal Accounting Officer   Kevin  Kyzer    April 20, 2004   /s/ Kevin  Kyzer

Principal Financial Officer    Kevin  Kyzer    April 20, 2004   /s/ Kevin  Kyzer


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


     SIGNATURE                 NAME              TITLE                 DATE

/s/  Kevin  Kyzer          Kevin  Kyzer         Director          April 20, 2004
/s/  Stacey Kyzer          Stacey Kyzer         Director          April 20, 2004