Form 10QSB
period 2004-03-31
TECHNOLOGY CONNECTIONS INC
filed 2004-05-20
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                          Commission File No. 333-86000
                          -----------------------------



                          TECHNOLOGY CONNECTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          North Carolina                              56-2253025
          --------------                              ----------
(State or other jurisdiction of            (IRS Employer identification No.)
incorporation or organization)


              301C Verbena Street, Charlotte, North Carolina 28217
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 400-9042
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
May  20,  2004:  2,468,901

Number of shares of preferred stock outstanding as of May 20, 2004: -0-


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                        Page No.
                                                                        --------
PART  I
-------

Item  1.  Financial Statements

          Balance Sheet - March 31, 2004 (unaudited)                           2

          Statements of Operations - Three Months Ended
          March 31, 2004 and 2003 (unaudited)                                  3

          Statements of Cash Flows - Three Months Ended
          March 31, 2004 and 2003 (unaudited)                                  4

          Notes to Financial Statements (unaudited)                          5-6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         7-10

PART II
-------

Item  1.  Legal Proceedings                                                   10

Item  2.  Changes in Securities                                               10

Item  3.   Defaults Upon Senior Securities                                    11

Item  4.  Submission of Matters to a Vote of Security Holders                 11

Item  5.  Other Information                                                   11

Item  6.  Exhibits and Reports on Form 8-K                                    11



ITEM  1.
--------


                          TECHNOLOGY CONNECTIONS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                  (UNAUDITED)
===============================================================================


                                     ASSETS
                                                                      2004
                                                                  -------------

CURRENT ASSETS
   Cash and Cash Equivalents                                      $          91
   Inventory                                                              3,000
   Accounts Receivable, net of allowance for doubtful
     accounts of $31,564                                                  7,434
                                                                  -------------
      TOTAL CURRENT ASSETS                                               10,525
                                                                  -------------

PROPERTY AND EQUIPMENT
   Property and Equipment                                                33,787
   Accumulated Depreciation                                             (11,149)
                                                                  -------------
      Net Property and Equipment                                         22,638
                                                                  -------------

      TOTAL ASSETS                                                $      33,163
                                                                  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
   Accounts Payable and Accrued Expenses                          $     168,219
   Notes Payable                                                         67,400
                                                                  -------------
TOTAL LIABILITIES                                                       235,619
                                                                  -------------

STOCKHOLDERS' DEFICIT
   Preferred Stock ($.001 par value, 5,000,000 authorized:
     none issued and outstanding)                                             -
   Common Stock ($.001 par value, 100,000,000 shares authorized:
     2,152,901 shares issued and outstanding)                             2,153
   Additional Paid-in-Capital                                           981,377
   Retained Deficit                                                  (1,185,986)
                                                                  -------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (202,456)
                                                                  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      33,163
                                                                  =============

The accompanying notes are an integral part of the financial statements




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)
===============================================================================
                                                      2004              2003
                                                   ----------        ----------

SALES AND COST OF SALES:
   Sales                                           $      150        $   18,956
   Cost of Sales                                            -            12,128
                                                   ----------        ----------
      Gross Profit (Loss)                                 150             6,828

OPERATING EXPENSES:
   Selling, general and administrative                 2,122             34,223
   Consulting fees                                    153,001            77,250
                                                   ----------        ----------
                                                      155,123           111,473
                                                   ----------        ----------

      OPERATING LOSS                                 (154,973)         (104,645)

OTHER EXPENSE:
   Interest Expense                                     2,793             8,601
                                                   ----------        ----------

      NET LOSS                                     $ (157,766)       $ (113,246)
                                                   ==========        ==========

   Net Loss Per Common Share Basic &
     Fully Diluted                                 $    (0.09)       $    (0.09)
                                                   ==========        ==========

   Weighted Average Common Shares Outstanding       1,750,397         1,312,893
                                                   ==========        ==========






     The accompanying notes are an integral part of the financial statements




                          TECHNOLOGY CONNECTIONS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)
===============================================================================
                                                      2004              2003
                                                   ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (157,766)       $ (113,246)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                      1,681             2,710
      Stock issued for services                       190,002           201,000
     (Increase) decrease in operating assets:
         Accounts receivable                                -            (1,699)
         Inventory                                          -             2,500
         Prepaid expenses                                   -          (123,750)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses        (34,208)           18,616
                                                   ----------        ----------

         NET CASH USED IN OPERATING ACTIVITIES           (291)          (13,869)
                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      -            (8,531)
                                                   ----------        ----------

         NET CASH USED IN INVESTING ACTIVITIES              -            (8,531)
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder loans                          -             1,471
   Borrowings on notes payable                              -            10,200
   Repayments of notes payable                              -            (2,029)
                                                   ----------        ----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES          -             9,642
                                                   ----------        ----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS       (291)          (12,758)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                    382             4,457
                                                   ----------        ----------

   End of period                                   $       91        $   (8,301)
                                                   ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the quarter for interest       $        -        $    6,070
                                                   ==========        ==========
   Stock issued for services                       $  140,002        $  201,000
                                                   ==========        ==========
   Stock issued for accounts payable               $   50,000        $        -
                                                   ==========        ==========

    The accompanying notes are an integral part of the financial statements





                          TECHNOLOGY CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2004 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2004, the results of operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results for the period ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

The Company has experienced losses from operations of $157,766 and $113,246 during the three ended March 31, 2004 and 2003, respectively, has yet to generate an internal cash flow, has negative working capital, has a stockholders' deficit and has outstanding and delinquent payables including payroll taxes as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, increasing sales and achieving profitable operations. In regard to management's plans in these matters, the Company entered into a "Merger Agreement" dated February 19, 2004, whereby the Company is expected that its operations will become a business segment in the merged entity and that certain liabilities will be paid by the merged entity (See Note J Subsequent Events in the Form 10-KSB for 2003).

The eventual outcome, however, of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 3 - ESTIMATES

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

NOTE 4 - COMMON STOCK ISSUANCES

During the quarter ended March 31, 2004, the Company issued 805,008 shares of common stock to consultants for services which were expensed at fair value. The interim financial statements for the three months ended March 31, 2004 include an expense associated with this of $190,002.

NOTE  5  -  SUBSEQUENT  EVENT

On February 19, 2004, we executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an unrelated company will merge with and into the Company, with the unrelated company's stockholders receiving 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred. Our common stock will be exchanged for the shares of the unrelated company. In addition, pursuant to this agreement, we agreed to change its corporate name from "Technology Connections, Inc." to "HouseRaising, Inc." prior to the closing. The merger closing will be on the second business day following satisfaction or waiver of all conditions to the obligations of the Parties as stated in the Merger Agreement. As of May 20, 2004, the merger has not closed.

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

We currently have two full-time employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 2,152,901 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding.

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

RESULTS  OF  OPERATIONS
-----------------------

For the three months ended March 31, 2004 and 2003(unaudited).

Sales.

Sales for the three months ended March 31, 2004 and 2003 were $150 and $18,956, respectively, a decrease of $18,806 or 99%. Sales decreased due to a bad economy and a lack of capital to sustain operations in a proper manner. Sales consisted primarily of setup and installation of the following:

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

     The cost of sales for the three months ended March 31, 2004 and 2003 were $-0- and $12,128, respectively, a decrease of $12,128. Cost of sales as a percentage of sales for the three month periods ended March 31, 2004 and 2003 were -0-% and 64%, respectively. This imbalance was caused by initial product offerings and loss leading sales intended to assist us with entering the home wiring market.

     To date we have seen a decrease in the cost of sales as a percentage of sales as we have decreased sales. We expect cost of sales as a percentage of sales to continue in this trend but we will pursue larger installation projects. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future which will further reduce our cost of sales as a percentage of sales.

Expenses.

     Total expenses for the three months ended March 31, 2004 and 2003 were $155,123 and $111,473, respectively. The increase in expenses is attributable to professional fees incurred via payment of common stock in lieu of cash. We issued shares of common stock to professionals and consultants to assist us in having our common stock continue to be publicly traded. Common stock was paid as we curtailed operations due to a cash shortage.

All of our accounts payable are trade payables in connection within the course of business.

     We expect stability in expenses through the year 2004 as the Company moves toward developing its business plan.

Income  /  Losses.

Net loss for the three months ended March 31, 2004 was $(157,766) versus net loss of $(113,246) in the same period in 2003, an increase of $44,520. Our net loss for the three months ended March 31, 2004 was primarily due to $190,002 in common stock issued for professional services in connection with financial advisory and consulting services. Of this, $140,002 was for expenses and $50,000 was for payment of accounts payable. We expect to continue to incur losses at least through the year 2004.

Impact  of  Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

Cash flows used in operations were $291 and $13,869 for the three months ended March 31, 2004 and 2003, respectively. Cash flows used in operations were primarily attributable to our $157,766 net loss for the period partially offset by $190,002 in common stock issued for services.

     Cash flows used in investing activities were $ -0- and $8,531 for the three months ended March 31, 2004 and 2003, respectively, which were attributable to purchases of furniture and equipment for our administrative offices in 2003.

     Cash flows generated by financing activities were $ -0- and $9,642, respectively, for the three months ended March 31, 2004 and 2003. Cash flows for the 2003 period included $1,471 in proceeds from a stockholder loan. The loan bears interest at 6% per annum and is due on demand. The loan is not evidenced by a written promissory note, but rather is an oral agreement between the Company and the stockholder. We received $10,200 in notes payable proceeds in 2003.

     Overall, we have funded our cash needs from inception through March 31, 2004 with a series of debt and equity transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We had cash on hand of $91 and a working capital deficit of $225,094 as of March 31, 2004 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is primarily due to current obligations in account payable and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2004 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate.

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

ITEM  3.  CONTROLS  AND  PROCEDURES
--------

(a) On March 31, 2004, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II. OTHER INFORMATION
--------

Item  1.  Legal Proceedings

None.

Item  2.  Changes in Securities

None.

Item  3.  Defaults Upon Senior Securities

None.

Item  4.  Submission of Matters to a Vote of Security Holders

On February 18, 2004, we held a special meeting of our security holders to vote and approve the commencement of entering into an Agreement and Plan of Merger as discussed in Item 6 below.

Item  5.  Other Information

None.

Item  6.  Exhibits and Reports on Form 8-K

(1) Under a Form 8-K filed on February 19, 2004, we disclosed that we had entered into an Agreement and Plan of Merger, pursuant to which an unrelated company will merge with and into us, with the unrelated company's stockholders receiving 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred. Our common stock will be exchanged for the shares of the unrelated company.

(2) A Form S-8 that was previously filed on January 27, 2004 is incorporated by reference herein.

(3) A Form 14C that was previously filed on January 2, 2004 is incorporated by reference herein.

(4) A Form 14C that was previously filed on January 12, 2004 is incorporated by reference herein.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TECHNOLOGY CONNECTIONS, INC.
                                        (Registrant)


                                         /s/ Kevin Kyzer
Date:  May 20, 2004                      ---------------
                                         Kevin Kyzer
                                         President,  Principal/
                                         Chief  Executive  Officer,
                                         Principal/  Chief  Financial  Officer