Form 10KSB/A
period 2003-12-31
TECHNOLOGY CONNECTIONS INC
filed 2004-07-23
CIK 1168940

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

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number  of  shares  of  common stock outstanding as of April 20, 2004: 2,152,893
Number  of  shares of preferred stock outstanding as of April 20, 2004:      -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements, and our actual results could differ significantly from such statements.



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

Item  3.  Legal  Proceedings.

At December 31, 2003, the Company faced two lawsuits filed by a vendor and a consultant. The vendor suit is for an alleged illegal fax blast and seeks $7,500 in damages. It is the Company's position that it did not cause the fax blast at issue and should not be legally responsible for it. The Company has been successful in settling this lawsuit, originally brought in the Circuit Court for St. Louis County, Missouri, for $1,550. The consultant suit is for a claim brought in Superior Court for Mecklenburg County, North Carolina, for approximately $18,000 in unpaid fees. It is the Company's position that the consultant did not perform the required services and that the Company will counter sue should the suit continue. The Company has not accrued for these lawsuits filed and the unfavorable outcome of the lawsuits, in the opinion of management and legal counsel, are remote under Statement of Financial Accounting Standards No. 5.

Our officer, Kevin G. Kyzer, individually, and the Company, were the subject of a judgment for $70,102.74 as of June 23, 2003, plus interest at the rate of 8% until paid in full, against them during the year ended December 31, 2003. This was for non-payment of a loan and was filed in Superior Court, Mecklenburg County, North Carolina. The loan in question was made to the Company, and not to Mr. Kyzer, and so the default judgment against Mr. Kyzer will be challenged at the appropriate point in time.

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

The Company is currently occupying space at 301C Verbena Street on a gratuitous basis.

At December 31, 2003, the Company faces two lawsuits filed by a vendor and a consultant. The vendor suit is for an alleged illegal fax blast and seeks damages in the amount of $7,500. The action was brought in Circuit Court in St. Louis County, Missouri, and Company has taken the position that it is not responsible for the fax blast, and, it settled the claim for $1,550. The consultant suit was brought in Superior Court, Mecklenburg County, North Carolina, and is for a claim of approximately $18,000 in unpaid fees. It is the Company's position that the consultant did not perform their required services and that the Company will counter sue should the suit continue. The Company has not accrued for these lawsuits filed and the unfavorable outcome of the lawsuits, in the opinion of management and legal counsel, are remote under Statement of Financial Accounting Standards No. 5.

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

Mr. Kyzer owned and operated a computer consultant business known as Data Resources, a sole proprietorship, from April 1997 until March 1999. During this time he advised businesses on network solutions, implemented telecom and data networks for small business and sold small business computer hardware products on a retail level.

Mr. Kyzer was employed by CompUSA as an Account Executive from October 1996 to April 1997. During this time he acted as liaison between CompUSA and Siemens to facilitate over $10 million in annual computer hardware and software purchase orders.

Stacey A. Kyzer has been our Vice President, Secretary and Director since our incorporation on May 23, 2001. She will serve as a director until our next annual shareholder meeting or until a successor is elected who accepts the position.

Ms.  Kyzer's  experience  over  the  last  five years consists of the following:
Ms. Kyzer was employed as a Pharmacist by Walgreen's from January 1996 to the present, and as a Pharmacy Manager by Walgreen's from August 1999 to April 2001.

Ms. Kyzer has been employed as a Vice President, Secretary and Director of our Company from May 2001 to the present.

Family  Relationships

Kevin G. Kyzer, our President, and Stacey A. Kyzer, our Vice President are husband and wife. There are no other family relationships.

Audit  Committee  Financial  Expert

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only two (2) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Based on the fact that the Company was not registered under Section 12 of the Securities Exchange Act of 1934, as amended, until April 23, 2004, the officers, directors and ten percent shareholders of the Company would have no obligation to file a Form 3, 4 or 5 under Section 16(a) of the Exchange Act until such date. Kevin Kyzer and Stacy Kyzer intend to file a Form 3 as promptly as practicable. To the best knowledge of the Company there are no ten percent holders of its common stock.

Legal  Proceedings

At December 31, 2003, we face two lawsuits filed by a vendor and a consultant. The vendor suit is for an alleged illegal fax blast and seeks $7,500 in damages. The action was brought in Circuit Court in St. Louis County, Missouri, and, the Company has settled this action for the payment of the sum of $1,550. The consultant suit is in Superior Court in Mecklenburg County, North Carolina, for a claim of approximately $18,000 in unpaid fees. It is our position that the consultant did not perform their required services and that we will counter sue should the suit continue. We not accrued for these lawsuits filed and the unfavorable outcome of the lawsuits, in the opinion of management and legal counsel, are remote under Statement of Financial Accounting Standards No. 5.

Our officer, Kevin G. Kyzer, individually, and the Company, were the subject of a judgment for $70,102.74 as of June 23, 2003, with interest at the rate of 8% until satisfied. This was for non-payment of a loan and is filed in Superior Court in Mecklenburg County, North Carolina. The loan in question was made to the Company, and not Mr. Kyzer, and so the default judgment against Mr. Kyzer will be challenged at the appropriate point in time. No other officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Item  10.  Executive  Compensation.



            Summary  Compensation  Table  As  of  December  31,  2003
            ---------------------------------------------------------

                                               Annual Compensation            Long Term Compensation
                                       -------------------------------        ----------------------
                                                          Other Annual            Other Restricted
Name and Principal Position   Year     Salary    Bonus    Compensation            Stock Award(s)
---------------------------   ----     ------    -----    ------------         ---------------------


Kevin  G.  Kyzer
President                     2002     $    0      0            0                        0
President                     2003     $    0      0            0                        0

Stacy  A.  Kyzer
Vice  President               2002     $    0      0            0                        0
Vice  President               2003     $    0      0            0                        0



We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements under which we will compensate our directors for their services provided to us.

Board  Compensation

Our  board  does  not  receive  cash  compensation  for  services  as directors.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

The following table sets forth the ownership, as of December 31, 2003, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Other than the proposed merger with HouseRaising, Inc., there are not any pending or anticipated arrangements that may cause a change in control.

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

On February 19, 2004, we executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HouseRaising will merge with and into us, with the HouseRaising stockholders receiving in the aggregate 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred Stock of us in exchange for their shares of HouseRaising. In addition, pursuant to the Merger Agreement, we have agreed to change our corporate name from "Technology Connections, Inc." to HouseRaising, Inc." prior to the closing.

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

            Title                  Name             Date            Signature

Principal Executive Officer    Kevin  Kyzer    July  23, 2004   /s/ Kevin  Kyzer

Principal Accounting Officer   Kevin  Kyzer    July  23, 2004   /s/ Kevin  Kyzer

Principal Financial Officer    Kevin  Kyzer    July  23, 2004   /s/ Kevin  Kyzer


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


     SIGNATURE                 NAME              TITLE                 DATE

/s/  Kevin  Kyzer          Kevin  Kyzer         Director          July  23, 2004
/s/  Stacey Kyzer          Stacey Kyzer         Director          July  23, 2004