Form 10KSB/A
period 2003-12-31
TECHNOLOGY CONNECTIONS INC
filed 2004-08-05
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                AMENDMENT NO. 2

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

            Title                  Name             Date            Signature

Principal Executive Officer    Kevin  Kyzer    August 5, 2004   /s/ Kevin  Kyzer

Principal Accounting Officer   Kevin  Kyzer    August 5, 2004   /s/ Kevin  Kyzer

Principal Financial Officer    Kevin  Kyzer    August 5, 2004   /s/ Kevin  Kyzer


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


     SIGNATURE                 NAME              TITLE                 DATE

/s/  Kevin  Kyzer          Kevin  Kyzer         Director          August 5, 2004
/s/  Stacey Kyzer          Stacey Kyzer         Director          August 5, 2004