Form 10QSB
period 2004-06-30
TECHNOLOGY CONNECTIONS INC
filed 2004-08-18
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                          Commission File No.  333-86000
                          ------------------------------

                          TECHNOLOGY CONNECTIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


          North  Carolina                               56-2253025
          ---------------                               ----------
(State  or  other  jurisdiction  of          (IRS  Employer Identification  No.)
  incorporation  or  organization)


              301C Verbena Street, Charlotte, North Carolina 28217
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (704) 651-5267
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  14,  2004:  2,468,901

Number of shares of preferred stock outstanding as of August 14, 2004: -0-


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements

          Balance  Sheet  -  June 30, 2004 (unaudited)                         2

          Statements of Operations - Three and Six Months Ended
          June  30,  2004  and  2003  (unaudited)                              3

          Statements of Cash Flows - Three and Six Months Ended
          June  30,  2004  and  2003     (unaudited)                           4

          Notes to Financial Statements (unaudited)                          5-6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And  Results  of  Operations                                      7-10

PART  II
--------

Item  1.  Legal  Proceedings                                                  10

Item  2.  Changes  in  Securities                                             10

Item  3.  Defaults Upon Senior Securities                                     11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         11

Item  5.  Other  Information                                                  11

Item  6.  Exhibits  and  Reports  on  Form  8-K                               11



ITEM  1.
--------


                          TECHNOLOGY CONNECTIONS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                  (UNAUDITED)
==============================================================================

                                     ASSETS
                                     ------

                                                                      2004
                                                                  ------------
CURRENT  ASSETS
   Cash and Cash Equivalents                                      $         36
   Inventory                                                             3,000
   Accounts Receivable, net of allowance for doubtful
   accounts of $31,564                                                   3,023
                                                                  ------------
      TOTAL CURRENT ASSETS                                               6,059
                                                                  ------------

PROPERTY  AND  EQUIPMENT
   Property and Equipment                                               33,787
   Accumulated Depreciation                                            (12,830)
                                                                  ------------
      Net Property and Equipment                                        20,957
                                                                  ------------

      TOTAL ASSETS                                                $     27,016
                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current  Liabilities:
   Accounts Payable and Accrued Expenses                          $    201,931
   Excess of Outstanding Checks over Bank Balance                          134
   Notes Payable                                                        67,400
                                                                  ------------
      TOTAL LIABILITIES                                                269,465
                                                                  ------------

STOCKHOLDERS'  DEFICIT
   Preferred  Stock  ($.001  par  value,  5,000,000  authorized:
   none issued and outstanding)                                              -
   Common Stock ($.001 par value, 100,000,000 shares authorized:
   2,468,901 shares issued and outstanding)                              2,469
   Additional Paid-in-Capital                                        1,104,301
   Retained Deficit                                                 (1,349,219)
                                                                  ------------
      TOTAL STOCKHOLDERS' DEFICIT                                     (242,449)
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     27,016
                                                                  ============



    The accompanying notes are an integral part of the financial statements





                                       TECHNOLOGY CONNECTIONS, INC.
                                         STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                (UNAUDITED)
===============================================================================================================

                                           Three  Months Ended  June  30,         Six  Months Ended  June  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

SALES  AND  COST  OF  SALES:
   Sales                                  $          -        $     18,170       $        150      $     36,960
   Cost of sales                                     -               4,188                  -            15,953
                                          ------------        ------------       ------------      ------------
      Gross Profit                                   -              13,982                150            21,007

OPERATING  EXPENSES:
   Selling, general and administrative             199              44,964              2,321           156,633
   Consulting fees                             123,240                   -            313,242                 -
                                          ------------        ------------       ------------      ------------
                                               123,439              44,964            315,563           156,633
                                          ------------        ------------       ------------      ------------

      OPERATING LOSS                          (123,439)            (30,982)          (315,413)         (135,626)

OTHER  (INCOME)  EXPENSE:
   Other income                                      -             (22,593)                 -           (22,593)
   Loss on sale of asset                             -                 363                  -               363
   Interest expense                              2,793               6,399              5,586            15,001
                                          ------------        ------------       ------------      ------------

      NET LOSS                            $   (126,232)       $    (15,151)      $   (320,999)     $   (128,397)
                                          ============        ============       ============      ============

   Net  Loss  Per  Common  Share
   Basic & Fully Diluted                  $      (0.05)       $      (0.01)      $      (0.14)     $      (0.10)
                                          ============        ============       ============      ============

   Weighted  Average  Common
   Shares Outstanding                        2,416,234           1,265,510          2,284,568         1,265,510
                                          ============        ============       ============      ============





    The accompanying notes are an integral part of the financial statements







                                     TECHNOLOGY CONNECTIONS, INC.
                                       STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                             (UNAUDITED)
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net loss                                                                   $   (320,999)   $   (128,397)
   Adjustments  to  reconcile  net  loss  to  net
   cash  used  in  operating  activities:
      Depreciation                                                                   3,362           5,214
      Stock issued for services                                                    313,242         201,000
      Loss on sale of asset                                                              -             363
     (Increase)  decrease  in  operating  assets:
         Accounts receivable                                                         4,411          (5,432)
         Inventory                                                                       -           2,500
         Prepaid expenses                                                                -         (82,500)
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable and accrued expenses                                        (362)        (96,122)
                                                                              ------------    ------------

         NET CASH (USED IN) OPERATING ACTIVITIES                                      (346)       (103,374)
                                                                              ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Proceeds from stockholder loans                                                       -          99,281
                                                                              ------------    ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       -          99,281
                                                                              ------------    ------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (346)         (4,093)

CASH  AND  CASH  EQUIVALENTS:
   Beginning of period                                                                 382           4,457
                                                                              ------------    ------------

   End of period                                                              $         36    $        364
                                                                              ============    ============

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
   Cash paid for interest                                                     $          -    $      6,070
                                                                              ============    ============
   Stock issued for services                                                  $    263,242    $    201,000
                                                                              ============    ============
   Stock issued for accounts payable                                          $     50,000    $          -
                                                                              ============    ============





    The accompanying notes are an integral part of the financial statements



                          TECHNOLOGY CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2004 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The results for the period ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

The interim unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE  2  -  GOING  CONCERN  AND  LIQUIDITY

The Company has experienced losses from operations of $126,232 and $15,151 during the three months ended June 30, 2004 and 2003, respectively, and $320,999 and $128,397 during the six months ended June 30, 2004 and 2003, respectively, has yet to generate an internal cash flow, has negative working capital, has a stockholders' deficit and has outstanding and delinquent payables including payroll taxes as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, increasing sales and achieving profitable operations. In regard to management's plans in these matters, the Company entered into a "Merger Agreement" dated February 19, 2004, whereby the Company is expected that its operations will become a business segment in the merged entity and that certain liabilities will be paid by the merged entity (See Note J Subsequent Events in the Form 10-KSB for 2003).

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

NOTE  4  -  COMMON  STOCK  ISSUANCES

During the six months ended June 30, 2004, the Company issued 1,121,008 shares of common stock to consultants for services which were expensed at fair value. The interim financial statements for the six months ended June 30, 2004 include an expense associated with this of $313,242.

NOTE  5  -  LOSS  PER  SHARE

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

NOTE  6  -  MATERIAL  EVENT

On February 19, 2004, we executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an unrelated company will merge with and into the Company, with the unrelated company's stockholders receiving 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred. Our common stock will be exchanged for the shares of the unrelated company. In addition, pursuant to this agreement, we agreed to change its corporate name from "Technology Connections, Inc." to "HouseRaising, Inc." prior to the closing. The merger closing will be on the second business day following satisfaction or waiver of all conditions to the obligations of the Parties as stated in the Merger Agreement. As of August 14, 2004 the merger has not closed. A special shareholders meeting has been called for August 20, 2004 to consider the proposals: i. amending our articles of incorporation to change our name to HouseRaising, Inc.; ii. Approving an agreement and plan of merger dated February 19, 2004 with HouseRaising, Inc. and iii. Electing a new board of directors.

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

We currently have two full-time employees. We are authorized to issue common and preferred stock. Our total authorized common stock consists of 100,000,000 shares, with a par value of $.001 per share, of which 2,468,901 shares are issued and outstanding. Our total authorized preferred stock consists of 5,000,000 shares, with a par value of $.001 per share, of which no shares are issued and outstanding.

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

RESULTS  OF  OPERATIONS
-----------------------

For  the  three  and  six  months  ended  June  30,  2004  and  2003(unaudited).

Sales.

Sales for the three months ended June 30, 2004 and 2003 were $-0- and $18,170, respectively, a decrease of $18,170 or 99%. Sales for the six months ended June 30, 2004 and 2003 were $150 and $36,960, respectively, a decrease of $36,810 or 99%. Sales decreased due to a bad economy and a lack of capital to sustain operations in a proper manner. Sales consisted primarily of setup and installation of the following:

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

     The cost of sales for the three months ended June 30, 2004 and 2003 were $-0- and $4,188, respectively, a decrease of $4,188. Cost of sales as a percentage of sales for the three month periods ended June 30, 2004 and 2003 were -0-% and 23%, respectively. The cost of sales for the six months ended June 30, 2004 and 2003 were $-0- and $15,953, respectively, a decrease of $15,953. Cost of sales as a percentage of sales for the six month periods ended June 30, 2004 and 2003 were -0-% and 43%, respectively. This imbalance was caused by initial product offerings and loss leading sales intended to assist us with entering the home wiring market.

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

Expenses.

     Total expenses for the three months ended June 30, 2004 and 2003 were $123,439 and $44,964, respectively. Total expenses for the six months ended June 30, 2004 and 2003 were $315,563 and $156,633, respectively. The increase in expenses is attributable to professional fees incurred via payment of common stock in lieu of cash. We issued shares of common stock to professionals and consultants to assist us with marketing and investor relations. Common stock was paid as we curtailed operations due to a cash shortage.

     All of our accounts payable are trade payables in connection within the course of business.

     We expect stability in expenses through the year 2004 as the Company moves toward developing its business plan.

Income  /  Losses.

Net loss for the three months ended June 30, 2004 was $(126,232) versus net loss of $(15,151) in the same period in 2003, an increase of $111,081. Our net loss for the three months ended June 30, 2004 was primarily due to $123,240 in common stock issued for professional services in connection with financial advisory and consulting services. Net loss for the six months ended June 30, 2004 was $(320,999) versus net loss of $(138,397) in the same period in 2003, an increase of $182,602. Our net loss for the three months ended June 30, 2004 was primarily due to $313,242 in common stock issued for professional services in connection with financial advisory and consulting services. We expect to continue to incur losses at least through the year 2004.

Impact  of  Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

Cash flows used in operations were $346 and $103,374 for the six months ended June 30, 2004 and 2003, respectively. Cash flows used in operations were primarily attributable to our $320,999 net loss for the period partially offset by $313,242 in common stock issued for services.

     Cash flows generated by financing activities were $ -0- and $99,281, respectively, for the six months ended June 30, 2004 and 2003. Cash flows for the 2003 period included $99,281 in proceeds from a stockholder loan. The loan bears interest at 6% per annum and is due on demand. The loan is not evidenced by a written promissory note, but rather is an oral agreement between the Company and the stockholder.

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

     We had cash on hand of $36 and a working capital deficit of $263,406 as of June 30, 2004 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is primarily due to current obligations in account payable and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2004 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate.

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

ITEM  3.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Kevin Kyzer ("CEO"). Kevin Kyzer is also acting Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

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

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

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

ITEM  4.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

On May 25, 2004, we were served with a summons and complaint in a case styled as "Maxim Advisors, LLC v. Technology Connections, Inc.", a civil action in the Circuit Court of Lafayette County, MI. The Plaintiff is demanding judgment for our stock valued at $17,849 for non-payment of services provided in preparing our SEC filings during 2003. We intend to vigorously defend all claims, inasmuch as the plaintiff's work was inadequate and resulted in our temporarily becoming de-listed from the OTC Bulletin Board last year.

Item  2.  Changes  in  Securities

316,000 unregistered and restricted common shares were issued to three investor relations parties under section 4(2) of The Securities Act of 1933 during the quarter ended June 30, 2004.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None.

(1) A Form S-8 Post Effective Amendment that was previously filed on July 29, 2004 is incorporated by reference herein.

(2) Forms PRE 14C that were previously filed on August 5, 2004, July 23, 2004, June 25, 2004, June 8, 2004, April 23, 2004 and April 23, 2001 are
     incorporated  by  reference  herein.

(3) A Form DEF 14C that was previously filed on August 10, 2004 is incorporated by reference herein.


                            -signature page follows-


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TECHNOLOGY  CONNECTIONS,  INC.
                                        (Registrant)


                                         /s/  Kevin  Kyzer
Date:  August  14,  2004                 -----------------
                                         Kevin  Kyzer
                                         President, Principal/ Chief Executive
                                         Officer, Principal/ Chief Financial
                                         Officer