Form 10QSB
period 2004-09-30
HOUSERAISING, INC.
filed 2004-11-15
CIK 1168940

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                          Commission File No. 000-50701
                          -----------------------------

                               HOUSERAISING, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                          TECHNOLOGY CONNECTIONS,INC.
                          ---------------------------
                          (Former name of registrant)

          North  Carolina                               56-2253025
          ---------------                               ----------
(State  or  other  jurisdiction  of          (IRS  Employer Identification  No.)
  incorporation  or  organization)

      4801 East Independence Road, Suite 201,Charlotte,North Carolina 28212
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 532-2121
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  9,  2004:  32,017,262

Number  of  shares  of  preferred  stock  outstanding  as  of
November  9,  2004:  1,000,000


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements

          Balance Sheet - September 30, 2004 (unaudited)                       2

          Statements of Operations - Three and Nine Months Ended
          September 30, 2004 and 2003 (unaudited)                              3

          Statements of Cash Flows - Nine Months Ended
          September 30, 2004 and 2003 (unaudited)                              4

          Notes to Financial Statements (unaudited)                          5-6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                         7-10

PART  II
--------

Item  1.  Legal  Proceedings                                                  10

Item  2.  Changes  in  Securities                                             10

Item  3.  Defaults Upon Senior Securities                                     11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         11

Item  5.  Other  Information                                                  11

Item  6.  Exhibits  and  Reports  on  Form  8-K                               11




                               HOUSERAISING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)
==============================================================================

                                     ASSETS
                                                                      2004
                                                                  ------------

CURRENT  ASSETS
   Cash and Cash Equivalents                                      $      6,483
   Inventory                                                             3,000
   Accounts Receivable, net of allowance for doubtful
   accounts of $31,564                                                  25,941
                                                                  ------------
      TOTAL CURRENT ASSETS                                              35,424
                                                                  ------------

PROPERTY  AND  EQUIPMENT
   Property and Equipment                                              139,964
   Accumulated Depreciation                                            (69,486)
                                                                  ------------
      Net Property and Equipment                                        70,478
                                                                  ------------

OTHER  ASSETS
   Other Assets                                                          1,818
   Capitalized Software                                              7,955,485
                                                                  ------------
      Net Other Assets                                               7,957,303
                                                                  ------------
      TOTAL ASSETS                                                $  8,063,205
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current  Liabilities:
   Accounts Payable and Accrued Expenses                          $    480,852
   Excess of Outstanding Checks over Bank Balance                          134
   Interest Payable                                                     62,716
   Notes Payable                                                       680,853
                                                                  ------------
      TOTAL LIABILITIES                                              1,224,555
                                                                  ------------

STOCKHOLDERS'  EQUITY
   Preferred Stock ($.001 par value, 5,000,000 authorized:
   none issued and outstanding)
   Preferred Stock Class A Convertible ($.001 par value,
   5,000,000 authorized: 1,000,000 issued and outstanding)               1,000
   Common Stock Series A ($.001 par value, 90,000,000 shares
   authorized: 30,293,712 shares issued and outstanding)                30,294
   Common Stock Subscribed but not Issued                            2,057,536
   Additional Paid-in-Capital                                        5,787,317
   Retained Deficit                                                 (1,037,497)
                                                                  ------------
      TOTAL STOCKHOLDERS' EQUITY                                     6,838,650
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  8,063,205
                                                                  ============


The  accompanying  notes  are  an  integral  part  of  the  financial statements



                                         HOUSERAISING, INC.
                                      STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)
===============================================================================================================

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

SALES  AND  COST  OF  SALES:
   Sales                                  $          -        $     50,536       $     39,026      $     50,536
   Cost of sales                                     -              31,608             28,471            31,608
                                          ------------        ------------       ------------      ------------
      Gross Profit                                   -              18,928             10,555            18,928

OTHER  REVENUES:
   Sales and service fees                       33,333               2,000             57,856             4,600
   Other income                                      -               2,515              6,000             2,515
                                          ------------        ------------       ------------      ------------

      NET REVENUES                              33,333              23,443             74,411            26,043

OPERATING  EXPENSES:
   Selling, general and administrative          44,116             148,412            147,966           215,512
   Consulting fees                                 350               5,000             23,400             5,000
                                          ------------        ------------       ------------      ------------
                                                44,466             153,412            171,366           220,512
                                          ------------        ------------       ------------      ------------

OTHER  EXPENSE:
   Interest expense                             22,165              16,684             62,716            40,715
                                          ------------        ------------       ------------      ------------

      NET LOSS                            $    (33,298)       $   (146,653)      $   (159,671)     $   (235,184)
                                          ============        ============       ============      ============

Net Loss Per Common Share
Basic & Fully Diluted                     $     (0.004)       $      (0.12)      $      (0.03)     $      (0.19)
                                          ============        ============       ============      ============

Weighted Average Common
Shares Outstanding                           9,411,501           1,265,510          4,660,212         1,265,510
                                          ============        ============       ============      ============




The  accompanying  notes  are  an  integral  part  of  the  financial statements




                                        HOUSERAISING,INC.
                                      STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                           (UNAUDITED)
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net loss                                                                       (159,671)       (235,184)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                                                  10,335          11,480
      Common stock subscribed for services                                          29,375       1,659,311
     (Increase)  decrease  in  operating  assets:
         Accounts receivable                                                        33,654        (148,240)
         Inventory                                                                  (3,000)              -
         Captalized software                                                      (425,953)     (1,212,589)
      Increase  in  operating  liabilities:
         Accounts payable and accrued expenses                                     343,165           7,106
                                                                              ------------    ------------

         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (172,095)         81,884
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTMENT  ACTIVITIES:
   Purchase of property and equipment                                              (24,468)              -
                                                                              ------------    ------------
         NET CASH (USED IN) INVESTMENT  ACTIVITIES                                 (24,468)              -

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Decease in excess of outstanding checks                                         (16,295)              -
   Proceeds from sale of common stock                                               41,200               -
   Proceeds from note payable                                                      178,141               -
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 203,046               -
                                                                              ------------    ------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                   6,483          81,884

CASH  AND  CASH  EQUIVALENTS:
   Beginning of period                                                                   -               -
                                                                              ------------    ------------

   End of period                                                                     6,483          81,884
                                                                              ============    ============

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
   Cash paid for interest                                                           62,716          40,715
                                                                              ============    ============
   Stock issued for services                                                             -               -
                                                                              ============    ============




The  accompanying  notes  are  an  integral  part  of  the  financial statements



                               HOUSERAISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2004 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results for the period ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

The interim unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE  2  -  GOING  CONCERN  AND  LIQUIDITY

The Company has experienced losses from operations of $33,298 and $146,653 during the three months ended September 30, 2004 and 2003, respectively, and $159,671 and $235,184 during the nine months ended September 30, 2004 and 2003, respectively, has yet to generate an internal cash flow and has negative working capital as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity funding, increasing sales and achieving profitable operations.

The eventual outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

NOTE  4  -  COMMON  STOCK  ISSUANCES

During the nine months ended September 30, 2004, the Company issued 1,637,087 shares of common stock to consultants for services which were expensed at fair value. The interim financial statements for the nine months ended September 30, 2004 include expenses and capitalized costs associated with these in the total amount of $592,810.

NOTE  5  -  LOSS  PER  SHARE

Statement of Financial Accounting Standard ("SFAS") No. 128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise, or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the years presented. There were no adjustments required to net loss for the years presented in the computation of diluted earnings per share.

NOTE  6  -  ACQUISITION  AND  RELATED  REORGANIZATION

On February 19, 2004, HouseRaising, Inc., a Delaware corporation, Technology Connections, Inc., a North Carolina corporation, and the shareholders of HouseRaising, Inc., executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which HouseRaising, Inc. agreed to merge with and into Technology Connections, Inc., (the "Merger") with the HouseRaising, Inc. Stockholders receiving in the aggregate 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred Stock of Technology Connections, Inc. in exchange for their shares of HouseRaising, Inc. In addition, pursuant to the Merger Agreement, Technology Connections, Inc. agreed to change its corporate name from "Technology Connections, Inc." to "HouseRaising, Inc." prior to the closing.

The shares of Class A Convertible Preferred Stock to be issued in the Merger are convertible into ten (10) shares of fully paid and non-assessable shares of common stock five (5) years after the date of issuance, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving HouseRaising, or other fundamental corporate transaction involving HouseRaising, Inc. In addition, each share of Class A
Convertible Preferred Stock issued in the Merger is entitled to ten (10) votes per share on all matters on which the common stock votes on upon issuance.

In connection with the Merger, Technology Connections, Inc. filed a preliminary Information Statement on Schedule 14C with the Commission, and, after a period of review and comments, filed with the Commission and mailed to its shareholders a definitive Information Statement on Schedule 14C, which disclosed the details of the Merger to its shareholders.

On August 30, 2004, a Special Shareholders Meeting was held at which a majority of the shareholders of Technology Connections, Inc. voted in favor of: (i) a resolution to amend the Articles of Incorporation of Technology Connections, Inc. in order to change its name from "Technology Connections, Inc." to "HouseRaising, Inc."; (ii) a resolution to approve the Merger, pursuant to which HouseRaising, Inc. was merged with and into Technology Connections, Inc., with Technology Connections, Inc. being the surviving corporation in the Merger, and 27,288,732 shares of Common Stock of Technology Connections, Inc. and 1,000,000 shares of Class A Voting Convertible Preferred Stock of Technology Connections, Inc. were issued in exchange for all of issued and outstanding shares of HouseRaising, Inc.; and (iii) a resolution to elect a new Board of Directors consisting of Robert V. McLemore, Robert M. Burroughs, Ludwik F. Zon, Grant S. Neerings, Kristy M. Carriker, Thomas E. Schubert, James S. O'Connor and Kevin Kyzer.

On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State of the State of North Carolina.

This acquisition was accounted for as a reverse merger wherein HouseRaising, Inc. was the accounting acquirer and Technology Connections, Inc. was the legal acquirer. Accordingly, the accounting acquirer recorded the assets purchased and liabilities assumed as part of the merger and the entire equity section of the legal acquirer was eliminated with negative book value acquired offset against the paid in capital of the accounting acquirer, in accordance with SFAS #141. In addition, the applicable financial statements for the comparable periods for the three months and nine months ended September 30, 2003 are also those of the accounting acquirer, HouseRaising, Inc., for comparability purposes.

NOTE  7  -  EMPLOYMENT  CONTRACT  COMMITMENTS

We are committed to employment agreements with our President and Chief Executive Officer. The agreements with our President and Chief Executive Officer expire in November, 2008 and December, 2008, respectively.

Pursuant to the agreement with our President, he shall receive $500,000 as soon as practical following the execution of the agreement payable via issuance of 1,000,000 common shares valued at $.50 per share. Commencing on January 1, 2005, and on the first day of each subsequent calendar quarter, the President shall be issued 125,000 shares of our common stock or $62,500. The employment contract allows HouseRaising to compensate executive with common stock until it has received its initial capital raise of $5,000,000. We are committed to pay the President for the remaining balance of the fifty month term $250,000 per annum payable at the rate of $20,833 per month for the twelve months there under, $287,500 per annum payable at a rate of $23,958 per month for the second twelve months, $330,625 per annum payable at a rate of $27,552 per month for the third twelve months, $380,219 per annum payable at a rate of $31,685 per month for the remaining months of the initial term. In addition, the President is eligible for a bonus up to 75% of his annual salary upon completion of our objectives and performance criteria to be mutually agreed upon. Specifically, if we are successful in completing the initial capital raise of $5,000,000, then the first year's objectives shall be deemed to have been met. If we raise $10,000,000 in a financing, then the first two year's objectives shall be deeded to have been met. Moreover, if during the first year of operations we reach a market capitalization of $50,000,000 or more, then the first year's objectives shall be deemed to have been met. If in the second year of operation a market capitalization of $75,000,000 or more is achieved, then the second year's objectives shall be deemed to have been met, and if, in the third year of operation, a market capitalization of $110 million or more is achieved, then the third year's objectives shall be deemed to have been met.

We also granted our President an option for 5,000,000 shares of common stock at a price of $.50 per share exercisable at any time during the ensuing ten years. If in the event a financing causes his fully diluted equity ownership to drop below 15% of the total outstanding shares issued, then we are committed to increase the number of shares covered by this option to bring his total shares to 15%, not to exceed a total of 6,000,000 shares. The stock option shall vest 25% upon the closing of a financing, and the balance over a three year period. Notwithstanding the above, after the initial 25% vesting of the option grant, all of the remaining options will vest upon our reaching a market capitalization of $75,000,000 or more.

Pursuant to the agreement with our Chief Executive Officer, he shall receive 200,000 common shares as soon as practical following the execution of the agreement payable. Commencing on January 1, 2005, and on the first day of each subsequent calendar quarter the Chief Executive Officer shall be issued 200,000 shares of our common stock or $75,000. The employment contract allows HouseRaising to compensate executive with common stock until it receives its initial capital raise of $5,000,000. We are committed to pay the Chief Executive Officer for the remaining balance of the fifty-two month term, $300,000 per annum payable at the rate of $25,000 per month for the twelve months there under, $345,000 per annum payable at a rate of $28,750 per month for the second twelve months, $396,750 per annum payable at a rate of $33,062 per month for the third twelve months, $456,262 per annum payable at a rate of $38,021 per month for the remaining months of the initial term. In addition, the Chief Executive Officer is eligible for a bonus up to 75% of his annual salary upon completion of our objectives and performance criteria to be mutually agreed upon. Specifically, if we are successful in completing the initial capital raise of $5,000,000, then the first year's objectives shall be deemed to have been met. If we raise $10,000,000 in a financing, then the first two year's objectives shall be deemed to have been met. Moreover, if during the first year of operations we reach a market capitalization of $50,000,000 or more, then the first year's objectives shall be deemed to have been met. If in the second year of operation a market capitalization of $75,000,000 or more is achieved, then the second year's objectives shall be deemed to have been met, and if, in the third year of operation, a market capitalization of $110 million or more is achieved, then the third year's objectives shall be deemed to have been met.

We also granted our Chief Executive Officer an option for 5,000,000 shares of common stock at a price of $.50 per share exercisable at any time during the ensuing ten years. If in the event a financing causes his fully diluted equity ownership to drop below 15% of the total outstanding shares issued, then we are committed to increase the number of shares covered by this option to bring his total shares to 15%, not to exceed a total of 6,000,000 shares. The stock option shall vest 25% upon the closing of a financing, and the balance over a three year period. Notwithstanding the above, after the initial 25% vesting of the option grant, all of the remaining options will vest upon our reaching a market capitalization of $75,000,000 or more.

See  exhibits  herein  for  both  employment agreements attached to this filing.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the construction industry; the retention and availability of key personnel; and general economic and business conditions.

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

Overview

HouseRaising, Inc., ("HRI") provides a proprietary turnkey home design and build management system that it markets to regional homebuilders. Our customers are principally located in the Southeast USA with a current concentration in North and South Carolina. We operate with thirteen separately incorporated limited liability companies to be located in thirteen regions:

* HouseRaising of Greater Charlotte, LLC-50% owned by us -50% was sold in June 2003 to three unrelated individuals.
*    HouseRaising  of  the  Triangle,  LLC-100%  owned  by  us
*    HouseRaising  of  the  Triad,  LLC-100%  owned  by  us
*    HouseRaising  of  Greenville,  LLC-100%  owned  by  us
*    HouseRaising  of  Columbia,  LLC-100%  owned  by  us
*    HouseRaising  of  Asheville,  LLC-100%  owned  by  us
*    HouseRaising  of  Wilmington,  LLC-100%  owned  by  us
*    HouseRaising  of  Myrtle  Beach,  LLC-100%  owned  by  us
*    HouseRaising  of  Charleston,  LLC-100%  owned  by  us
*    HouseRaising  of  Blowing  Rock,  LLC-100%  owned  by  us
*    HouseRaising  of  OBX,  LLC-100%  owned  by  us
*    HouseRaising  of  Pinehurst,  LLC-100%  owned  by  us
*    HouseRaising  of  Central  North  Carolina,  LLC--100%  owned  by  us

These limited liability companies provide managerial services to our homebuilding operations. These limited liability companies operate within specific guidelines and operating procedures established by HouseRaising, Inc. documents. We enter into a fee based management contract with each homebuilder that is required to be properly licensed. Each custom, design and built home is financed in the name of the homebuyer.

In July 2003, we formed 2 new subsidiaries, HouseRaisingAcademy, LLC and HouseRaisingUSA, LLC. HouseRaisingAcademy, LLC develops and manages our internet based E-Learning and Homebuilder Management System currently in development. HouseRaisingUSA, LLC is responsible for organizing and owning the 13 regional franchise limited liability companies.

Results  of  Operations

For  the  three  and  nine months ended September 30, 2004 and 2003 (unaudited).

Revenues.

Net revenues for the three months ended September 30, 2004 and 2003 were $33,333 and $23,443, respectively, an increase of $9,890 or 42%. Sales for the nine months ended September 30, 2004 and 2003 were $74,411 and $26,043, respectively, an increase of $48,368 or 185%. Sales increased due to more new construction and remodeling in the Charlotte area. All revenues were from unrelated third parties and were made primarily from new home buyers.

Cost  of  Sales.

The cost of sales includes the building expense plus other direct costs associated with new constructions, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs.

The cost of sales for the three months ended September 30, 2004 and 2003 were $-0- and $31,608 respectively, an increase of $31,608 or greater than 100%. The cost of sales for the nine months ended September 30, 2004 and 2003 were $28,471 and $31,608, respectively, a decrease of $3,137, or 10%. The decrease in cost of sales is correlative to the decrease in gross sales directly attributable to the costs.


Expenses.

     Total expenses for the three months ended September 30, 2004 and 2003 were $44,466 and $153,412, respectively. Total expenses for the nine months ended September 30, 2004 and 2003 were $171,366 and $220,512, respectively. The decrease in expenses is attributable to fewer professional fees incurred via payment of common stock in lieu of cash. We issued shares of common stock to professionals and consultants to assist us with marketing, investor relations and general business consulting. Common stock was paid as we curtailed operations due to a cash shortage.

All of our accounts payable and accrued expenses are trade payables in connection within the course of business.

     We expect stability in expenses through the year 2004 as the Company moves toward developing its business plan.

Income  /  Losses.

Net loss for the three months ended September 30, 2004 was $33,298 versus net loss of $146,653 in the same period in 2003, a decrease of $113,355. Net loss for the nine months ended September 30, 2004 was $159,671 versus net loss of $235,184 in the same period in 2003, a decrease of $75,513. The decreases in net losses are directly attributable to the decreases in expenses above. We expect to continue to incur losses at least through the year 2004.

Impact  of  Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

Cash flows used in operations were $172,095 for the nine months ended September 30, 2004 and cash flows provided $81,884 for the same period in 2003. Cash flows used in operations were primarily attributable to our net losses and to the $425,953 increase in capitalized software.

     Cash flows generated by financing activities were $203,046 and $-0-, respectively, for the nine months ended September 30, 2004 and 2003. Cash flows for the 2004 period included $178,141 proceeds from notes payable. The loans bear interest at various rates and are within the current twelve month operating cycle. Cash flows also included $41,200 in proceeds from the sale of our common stock during the nine months ended September 30, 2004.

     Overall, we have funded our cash needs from inception through September 30, 2004 with a series of debt and equity transactions. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We had cash on hand of $6,483 and a working capital deficit of $1,189,131 as of September 30, 2004 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is primarily due to current obligations in account payable and notes payable. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first half of 2005 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $150,000 to sustain operation through year 2004 and approximately $200,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. The funds raised from this offering will be used to market our services as well as expand operations and contribute to working capital. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects that are less in value or that may be projected to be less profitable
- Seek smaller projects, which are less capital intensive, in lieu of larger contract projects, or
- Seek projects that are outside our immediate area to secure terms favorable to us.

     Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

ITEM  3.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer, Charles M. Skibo ("CEO") and Kristy M. Carriker, Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

     Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

On June 23, 2004, a Default Judgment was filed in Mecklenburg County in a case entitled "Yuriy Taginstev, plaintiff, vs. Technology Connections, Inc. and Kevin
G. Kyzer, defendants." The plaintiff was awarded a judgment against us and Mr. Kyzer, jointly and severally, for actual damages in the amount of the original promissory note of $50,000; plus pre-judgment interest in the amount of $10,859 and late fees in the amount of $100. This amount accrues interest at the rate of 8% per annum. We were also taxed with attorney fees in the amount of $9,144 in addition to the relief awarded above. This judgment was awarded against Technology Connections, Inc. and Kevin G. Kyzer, and, due to the merger, resulted in HouseRaising, Inc. acquiring this judgment.

Item  2.  Changes  in  Securities

Pursuant  to  the  above  mentioned  exchange  and  reorganization,  27,308,732 unregistered and restricted common shares and 1,000,000 shares of Class A convertible preferred shares were issued to various HouseRaising shareholders under section 4(2) of The Securities Act of 1933 during the quarter ended September 30, 2004.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

A majority of the security holders voted in favor of consummating the above mentioned exchange and reorganization and for the issuance of 27,308,732 unregistered and restricted common shares and 1,000,000 shares of Class A convertible preferred shares.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None.

(1) A Form S-8 Post Effective Amendment that was previously filed on July 29, 2004 is incorporated by reference herein.

(2) Forms PRE 14C that was previously filed on August 5, 2004, among other dates in prior quarterly filings is incorporated by reference herein.

(3) A Form DEF 14C that was previously filed on August 10, 2004 is incorporated by reference herein.

(4) A Form S-8 "2004 Non-Qualified Stock Compensation Plan" that was previously filed on September 28, 2004 is incorporated by reference herein.

(5) A Form 8-K relating to the completion of the above mentioned acquisition that was previously filed on September 7, 2004 is incorporated by reference herein.

(6) Forms 8-K and 8-K/A that were previously filed on September 27, 2004 and October 5, 2004, respectively, is incorporated by reference herein.

(7)  Employment  agreement  with  Robert  V.  McLemore,  President.

(8)  Employment  agreement  with  Charles  M.  Skibo,  Chief  Executive  Officer


                            -signature page follows-


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HOUSERAISING,  INC.
                                            (Registrant)


                                             /s/  Robert  V.  McLemore
Date:  November  9,  2004                    -------------------------
                                             Robert  V.  McLemore
                                             President



                                             /s/  Charles  M.  Skibo
Date:  November  9,  2004                    -----------------------
                                             Charles  M.  Skibo
                                             Chief  Executive  Officer


                                             /s/  Kristy  M.  Carriker
Date:  November  9,  2004                    -------------------------
                                             Kristy  M.  Carriker
                                             Chief  Financial  Officer