Form 10KSB
period 2004-12-31
HOUSERAISING, INC.
filed 2005-03-30
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

TECHNOLOGY CONNECTIONS, INC.
(Former name of registrant)

North Carolina (State or other jurisdiction of incorporation or organization)	56-2253025 (IRS Employer identification No.)

4801 East Independence Road, Suite 201, Charlotte, North Carolina 28212 (Address of principal executive offices)	000-50701 (Commission File No.)

(704) 532-2121 (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:
Common stock (par value $.001 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the common shares (based on the closing price) held by non-affiliates of the registrant on March 15, 2005 was approximately $13,311,682.

Number of shares of common stock outstanding as of March 15, 2005: 37,369,774
Number of shares of preferred stock outstanding as of March 15, 2005: 1,000,000

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders, except in connection with our annual meeting of shareholders.. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

Cautionary Statement and Risk Factors that May Affect Future Results

This report and other presentations made by HouseRaising, Inc. (“HRI” or “Company”) and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “will,” “predicts,” “estimates,” “we believe,” “the Company believes,” “management believes” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HRI and its subsidiaries, the performance of the industries in which it does business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	Changes in general and local economic and market conditions where our operations are conducted and where prospective purchasers of homes live;
•	the effects of weather and natural disasters;
•	global developments, including terrorist acts and war on terrorism negatively affecting local home building industry and adversely affecting new home installations market;
•	the timing and extent of changes in interest rates;
•	negative trends in residential homebuilding adversely affecting our business;
•
actions by competitors that negatively affect us—the homebuilding market is extremely competitive, characterized by competition from a number of home builders in each market in which we operate, and there are few barriers to entry;

•	no assurance that the Company will be able to recruit quality homebuilders and sales personnel in order to meet the goals set forth in its business plan and planned rollout of Zone operations;
•	no assurance that anticipated acquisitions will materialize and/or be successfully integrated into operations;
•
the risks of suffering losses that are uninsured—construction defect and home warranty claims arising in the ordinary course of business are common in the homebuilding industry and can be costly; if we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our business;

•	the effects of changes in accounting principles applicable to HRI and its subsidiaries;
•
given the prominence of the automated design/build system in HRI’s operations and business plan, there is a risk that the Company may not complete the automated design/build system or generate significant retail sales in the future;

•	while the company has filed a patent registration to protect its intellectual property, until patent pending has been issued, HRI’s technology and software are at risk of being copied by competitors;
•	HRI’s success is heavily dependent upon the continued active participation of its President, Robert V. McLemore;
•	our common stock trades on the over-the-counter market and is subject to high volatility; future sales of common stock could adversely affect the stock price;
•	principal stockholders control business affairs which means investors will have little or no participation in business;
•	the risk that an investor in the Company will never see a return on investment and the stock may become worthless;
•	the risk that the Company will be unable to obtain needed capital or unable to establish credit arrangements on satisfactory terms, which would require it to curtail operations;
•	to the extent additional capital is raised through the sale of equity and/or convertible debt securities, this could result in dilution to shareholders and/or increased debt service;
•	we have never paid dividends and do not intend to pay dividends for the foreseeable future given need to retain earnings to finance the development and expansion of the business;
•
federal and state governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HRI and its subsidiaries (including changes in taxation, environmental laws and regulations, occupational safety and health acts, workmen’s compensation statutes, unemployment insurance and governmental fees and assessments);

•
HRI is a development stage company that has an accounting opinion that raises substantial doubt about its ability to continue as a going concern (see independent auditor’s report and notes on management’s plan for more details);

•
other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HRI or its predecessor company with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HRI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

General

HouseRaising, Inc., a Delaware corporation, was organized in 1999 by Robert V. McLemore, founder and president. HouseRaising’s founder formed the company to develop a design/build business process capable of turning complicated pre-sold homebuilding projects into predictable experiences for buyers and builders. Utilizing four decades of experience in the design/build industry and state of the art technology, Mr. McLemore has turned those experiences into a patented framework capable of bringing predictability to pre-sold design/build and renovation projects. On August 31, 2004, HouseRaising, Inc., merged with Technology Connections, Inc., a North Carolina corporation and publicly traded company, and Technology Connections, Inc. changed its name to HouseRaising, Inc. HouseRaising, Inc., a North Carolina corporation (“HRI” or “Company”), is the issuer filing this annual report on Form 10-KSB.

When this section uses the words “the company,” "we," "us," and "our," they refer to HouseRaising, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s principal executive offices are located at 4801 East Independence Boulevard, Suite 201, Charlotte, North Carolina 28212. Its telephone number is (704) 532-2121.

Our Business:

HouseRaising is a development stage company and has net revenues of $159,130 and net loss of $(927,196) in fiscal 2004. HRI is in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HRI is a unique company that sells, designs and builds unique homes for homebuyers on lots they have purchased, and acts as contractors in providing renovation projects on customer’s existing homes. Using it’s own proprietary software, HouseRaising also serves as an Application Service Provider focusing on bringing disruptive technology/solutions to the custom home building industry, thus helping HomeBuyers build their own home and independent HomeBuilders who manage the complete building process.

HRI is in the process of implementing its national rollout business plan which includes: 1) the completion of an internet-based portal and digital framework for the company’s proprietary design/build management system named System C that will be utilized in selling, designing and managing design/build and renovation projects; 2) developing an operating arm that connects company operations and digital system to homebuyers and small builders; and 3) building a national marketing network through internet, telephone and direct channels that allow customers to design/build and manage the home of their dreams in the manner they so desire.

Management estimates that there is a substantial market for its design/build services, which will be accessed through affiliated relationships with small, hands-on builders who commit to conduct the business of building homes the HouseRaising way. Management believes this market exists based on the size of the current design/build market and its anticipated growth over the next five years. HouseRaising’s plan is to develop small builder relationships in small markets and in isolated places where most large builders cannot feasibly develop operations. HouseRaising will operate on a smaller scale than that of many of the large regional builders. From this strategy HouseRaising hopes to produce significant revenues over a five year period of time.

HouseRaising Involves the Design/Build Segment of Homebuilding Industry:

Throughout the country, custom homebuyers will continue to purchase lots and build primary and secondary homes. They are building in resort areas, on special lots purchased in the mountains and in coastal areas where they design and build the home of their dreams for their customers. Additionally, families living in urban and suburban areas throughout America will continue to locate further and further away from large metropolitan areas. Developers are finding customers to purchase lots in golf course communities developed in rural areas, which entail drives of close to an hour from the city. Low interest rates and low inflation have teamed to provide homebuyers the opportunity to not only build a fine home, they can now afford to include upgrades, making the home truly a dream home.

HouseRaising’s Design/Build System:

The HouseRaising system represents a tried and proven method that provides users a way to manage emotional issues faced in every design/build project. This process allows homebuyers and builders to conduct business fairly and enjoyably, building complicated projects at fair prices. HouseRaising is combining its system and support operation into a structure capable of duplication regionally and nationally. Through three subsidiaries: HouseRaisingAcademy, HouseRaisingUSA and HouseRaising—HomeBuyerDirect., the company believes its approach will revolutionize the design/build industry.

HouseRaisingAcademy, LLC (“HRA”):

HouseRaisingAcademy, LLC is a wholly-owned subsidiary of the company. HRA is an internet-based portal and digital framework for HouseRaising’s proprietary design/build management system named System C. System C addresses 1,269 issues through implementation of 3,400 business requirements that are inherent in all Design/Build Custom Homes across 6 platforms that can be accessed from the Internet by HomeBuyers and HomeBuilders. The Academy also offers online learning programs that are utilized to teach users the what, where, when, how and why of HouseRaising’s superior design/build process outlined in System C. HouseRaisingAcademy links homebuyers, homebuilders and vendors in an organized and focused experience designed to achieve predictable results. Additionally, by linking classroom and Internet learning programs, HRA retrains individuals to become successful entrepreneurs in the design/build industry.

HouseRaisingUSA, LLC (“HR-USA”):

HouseRaisingUSA, LLC is a wholly-owned subsidiary of the company. HR-USA is the people side of the business, connecting the company operations and digital system to homebuyers and local builders- turning design and build projects into successful endeavors. HR-USA extends its presence nationally by establishing and managing 37 Zone Design/Build operations across the country.  During the first 5 years, HR-USA plans to fully develop the Carolinas’ operating Zone through company builders and builder relationships that sell, design and build unique homes and renovation projects. By the fifth year of operation. HR-USA plans to roll out four additional Zone operations (one each year).

HouseRaising—HomeBuyerDirect, LLC (“HR—HBD”):

HouseRaising—HomeBuyerDirect, LLC is a wholly-owned subsidiary of the company. HR—HBD is a national company operating as an Internet and direct marketing channel for HomeBuyers to manage and design/build their own dream home. HR-HBD sells a menu of services and provides consulting and systems to help HomeBuyers manage the complex home building process. In these projects, the HomeBuyers have the financial risks of the costs of finished projects, thus HRI reports these revenues as fees charged and not the project’s sales price. In some cases, customers will decide to engage HR-HBD to build the home for them at a fixed price. .

A Summary of the HouseRaising Business…its Vision and Long Range Goals:

Through implementation of a 5-stage business development plan, HouseRaising intends to grow the business significantly in the design/build and renovation categories.

The company intends to accomplish its goal by consolidating quality builders and vendors into a single company, by designing and building single-family homes and renovation projects, and by acquiring existing companies.

HouseRaisingUSA Manages Expansion Nationally by Creating Relationships with Many Small Builders Selling and Building Two to Three Homes Annually:

HouseRaisingUSA’s marketing focus is to operate under the radar screens of large builders, with goals of becoming “a national company of local homebuilders™.” While HouseRaising will establish builder relationships in large cities, our emphasis is developing multiple builder relationships in small towns across America.

Thousands of homebuyers each year enter the design/build arena by developing house plans from their dreams. They take incomplete plans and specs and set out to obtain bids from small builders, hoping to obtain fair prices and a quality product. Without realizing it, these homebuyers are creating a nearly impossible business endeavor, putting their dream homes in a battle with small builders and vendors. By connecting all parties to the contract and by utilizing HouseRaising’s unique design/build system and management process, HRI allows homebuyers to develop financially sound and enjoyable homebuilding experiences. HouseRaising eliminates surprises by establishing quality standards and management processes utilized by all participants in the project.

HouseRaising’s unique process does not reduce builder creativity nor does it restrict the ability to create “one of a kind” residences demanded by discriminating buyers. HouseRaising’s invention encourages unique homebuilding by defining the what, when, how and why of creating quality residences in a fun and financially sound manner. HouseRaising is a tried, tested and proven process appreciated by builders, vendors, and homebuyers alike.

HouseRaising’s Typical Builder Candidate:

The small homebuilder/entrepreneur is the number one candidate for becoming a HouseRaising Builder. These dedicated homebuilders manage 2 to 4 home projects annually because they love it, and because building someone’s home allows them a way to express their creative talents. The builders are usually skilled in the art of building, own a pick up truck and tools required to build a quality home. Currently, there are approximately 12,000 licensed homebuilders in North Carolina alone that bid against each other on complex design/build projects. The majority of homebuilder/entrepreneurs fail because they cannot control their projects. They usually earn less money per year than the subcontractors they employ to erect the homes they build. HouseRaising recruits these builders into a well-organized operation, where they can focus on building quality homes at fair prices.

HouseRaising’s Invention Sets the Company Apart from All Others in the Design/Build Industry:

HouseRaising, Inc. is a company representing a body of knowledge derived from four decades of selling, designing and building unique homes. That knowledge consists of in-depth analyses and review of 2,000 design/build projects performed by its president and founder, Robert V. McLemore.  In addition to reviewing physical results of each project, the analyses considered homebuyer, homebuilder and vendor contributions, their personalities, emotions, expectations and behavioral patterns. The five-year long project resulted in identifying 1,269 issues that confront every design/build project. Important to the study, it was determined that each of the 1,269 issues had a direct impact on both the emotional and financial outcome of the projects. The analysis resulted in HouseRaising defining 3,400 specific business requirements needed to address these issues. HouseRaising is developing this intellectual property into a proprietary design/build system offered as an Internet-based management structure designed to train and support projects nationwide. When complete, this system and support structure will represent a HouseRaising investment in excess of $10 million in an intangible asset on its books. As of December 31, 2004, the date of our last audit, the intangible asset on HouseRaising books amounted to $8,571,239, HouseRaising has filed for patent on its System C process in 150 countries.

In addition to the specific tasks defined by the 3,400-part process, HouseRaising is developing a proprietary “Design/Price Module” that electronically prices unique homes without homebuyers prematurely investing in house plans. This unique module assists homebuyers and builders to create and price their dream home within minutes, reducing the anxieties created by paying for house plans that do not meet the financial needs of the participants. Historically, this pricing/designing process predicts costs of unique home projects to within 1/2 of 1% of actual costs.

HouseRaisingAcademy’s Use of Technology and the Invention:

HouseRaising has invented a tool that enables the company to manage custom homebuilding like no other company in the business. The invention has been tested and it works. Technology allows HouseRaisingAcademy to replicate the invention in many locations simultaneously, without loss of control. HouseRaising’s business model utilizes the Internet to distribute and manage the use of its invention to define the WHAT IS TO BE DONE…BY WHOM… WHERE…WHEN…and WHY on every project.

The Academy’s Design Center:

“No Surprises” with HouseRaising: HRI develops Zone Design Centers throughout the country whereby HomeBuyers can view every item that will be installed in their homes. Not only the materials and fixtures that will be in the homes, but to view the items “installed” thereby defining the quality of the products and the installation of those products.

Bundled Services: HouseRaisingAcademy offers Homebuyers a Choice of Building Processes from having HRI design and build the home 100% Turn Key- to Assisting Homebuyers That Choose to Manage the Building of Their On Home

On-line Dependable Pricing: HomeBuyers can negotiate prices on-line and contract for services from a menu of support services, thereby reducing the costs of their homes by more than the 15% normal savings provided by HouseRaising’s Turn-Key Builders.

Competition:

The homebuilding business is highly competitive and fragmented. However, HouseRaising’s competition is not the large national homebuilders, we compete with the small craftsman or craftswoman builders that bid against other small builders for projects provided by customers. Currently, we know of no companies developing the type affiliations and support structure HouseRaising offers small builders.

The HouseRaising Advantage:

HouseRaising is unique in its approach to the marketplace. It focuses on the smaller markets where there is little or no competition. The company utilizes small local builders who’s quality and workmanship are masterful, but the cost of their services are much lower than average. HouseRaising assumes almost no risk, i.e.,
• no risk in purchasing land (homebuyer already has his lot),
• no risk during construction (homebuyer gets the construction loan), and
• no risk after construction (homebuyer already secured permanent financing).
Furthermore, the company's margins are excellent at 16% for new homes and 24% for renovations.

HouseRaising is a low cost operation with low capital expenses as well. By utilizing small builders for lower costs and the efficiency brought to bear by System C, coupled with no financing costs and low sales & marketing costs assures HouseRaising a low cost structure.

HR-USA: The Zone Model

HouseRaising is a national company, however our job cost accounting system reduces all Zone costs to a set amount charged to each design/build and renovation project. This allows management to adjust projections and overhead costs based on sales. The consolidated projection of zone cash sources and uses lists net cash flow derived from design/build and renovation projects in a zone after deducting costs of producing the homes, costs of the region’s services and support, and including costs of the zone employees and overhead costs.

HouseRaising's long-term plans envision developing 37 Zones throughout the country. HRI targets selling 1/2 of 1% of the market in that territory, a viable and attainable goal. The rest of 2005 is dedicated to expanding Zone 1 in the Carolinas and to completing the system and management process. Thereafter, the company will start rolling out a new Zone each year and eventually across the country. The continued rollout of additional Zones would build a much larger business for HouseRaising.

We are in the process of developing a design center showroom for Zone 1 in Charlotte, North Carolina. This gives the consumer the chance to experience the features and benefits of our design and home building process first-hand.

HR-HomeBuyerDirect: The Internet / System C Advantage

HR-HBD combines the advantage of sales and service over the Internet with System C enabling the HomeBuyer, who has decided to be the General Contractor, to access the System C’s six platforms for a systemized way of building his dream home. This enables the HomeBuyer to cover the 3,400 tasks inherent in all custom design/build home projects, managed through the Internet. This assures the project is complete on-budget, in a timely fashion, with a quality product, and a savings of around 22% versus what he would normally pay. HR-HomeBuyerDirect derives its revenue through charging fees for its services, typically 8% for a new home or renovation project. HR-HBD will offer its services on a nationwide basis.

HouseRaisingAcademy

HouseRaisingAcademy derives its revenue from the following:
• 2% royalty and service fees on the price of the new home or renovation to HomeBuilders, including HR-USA, that use System C and the Design Center.
• 2% royalty and service fee on the price of the new home or renovation to the HomeBuyer accessing System C over the Internet. Fee is charged to HR-HomeBuyerDirect which is bundled into its combined offering to the HomeBuyer. There will also be opportunity to earn fees for Certifying Builders and Seminar Fees for both HomeBuyers and HomeBuilders that use the System On-line. No additional revenues have yet been added for these services.

HRA reduces the 1,269 issues to management requirements and teaches homebuilders, homebuyers, vendors and subcontractors how to utilize the system to develop predictable projects. The company, created in 2003, is developing System C, the Zone Kit and the E-Learning operation. The HouseRaising Academy is being developed by Grant Neerings, an experienced IT officer and owner of LearnBytes. The Academy will electronically manage operations from a central location.
Similar to airline pilots reviewing preflight lists and takeoff procedures, HouseRaisingAcademy insures that Zone Operations’ use of the system is repeated on each project, focusing the success of the project more on the user's ability to follow specific instructions, than on their ability to know the material.

It is the combination of the learning experience with the discipline created by repeated use of the Academy that provides HouseRaising an accurate means of predicting outcomes of projects on a national level.  This service is available only through a proprietary software system and an Internet-based interactive learning center, HouseRaising does not disclose the details of the 1,269 Business Issues and subsequent Business Requirements which provides added protection for its intellectual properties.

During the past few months, a manual adaptation of the System and process was introduced in the Carolinas, serving a dozen independent homebuilders, and generating predicted results in terms of profits for HouseRaising and its Builder Partners while saving Homebuyers between 15% and 30% on the cost of their new homes.

Regulation and Environmental Matters:

Since HouseRaising does not develop subdivisions or communities, the company is less effected by environmental and regulation matters. We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building designs, construction and similar matters. In addition, we are subject to various licensing, registration and filing requirements in connection with construction, advertising and sale of design/build projects in our regional operations. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of public health and the environment. We maintain a policy of engaging engineers and environmental consultants to evaluate certain sites located in environmental sensitive areas.

Outlook for Homebuilding is Positive:

The homebuilding industry is enjoying record sales and has done so for close to a decade. Low interest rates coupled with population growth, forming millions of new households each year has created record profits for the nation’s largest builders. HouseRaising’s research indicates the current level of homebuilding throughout America is sustainable as long as interest rates stay between 6% and 7%. While most economists support the theory that current rates will continue to rise, they also believe it unlikely that rates will rise above the 6-7% target in the near future. Whatever the outcome of interest rates and the economy, it is obvious that homebuilding in general should remain brisk through 2010.

ITEM 2. PROPERTY.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Our corporate headquarters is currently located at 4801 E. Independence Blvd., Charlotte, NC 28212, and we occupy that space pursuant to a month to month agreement requiring the payment of $6,547.85 per month.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock is qualified for quotation on the over the counter bulletin board under the symbol "HRAI", formerly “TLGY”(3) in 2003. During the 2003 through 2004 period, the Company's common stock traded on the Over-the-Counter Bulletin Board. The range of high and low bid quotations for the Common Stock for the two most recently completed fiscal years and the current fiscal year are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices as reported may not be indicative of the value of the Common Stock or of the existence of an active trading market. These over-the-counter market quotations were provided by the Over-the-Counter Bulletin Board and may not necessarily represent actual transactions; they reflect inter-dealer prices without retail markup, markdown or commissions.

2003 Fiscal Year	High Bid	Low Bid

First Quarter	$ 0.42	$ 0.30
Second Quarter	$ 0.66	$ 0.24
Third Quarter	$ 0.64	$ 0.16
Fourth Quarter	$ 0.80	$ 0.40

2004 Fiscal Year	High Bid	Low Bid

First Quarter	$ 0.65	$ 0.12
Second Quarter	$ 0.70	$ 0.15
Third Quarter (1)	$ 1.01	$ 0.14
Fourth Quarter (1)	$ 3.15	$ 0.23

2005 Fiscal Year	High Bid	Low Bid

First Quarter (2)	$ 3.05	$ 1.15

(1)	HouseRaising consummated a reverse merger with Technology Connections on August 31, 2004.
(2)	Reflecting trading through March 15, 2005.
(3)	Trading on the OTC Bulletin Board was first reported on 12/09/02 under “TGYC”.

The number of holders of record of the Company's common stock as of March 15, 2005 is 95.

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

In addition, the penny stock regulations require the broker-dealer to:
•
deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks;

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity of our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

ITEM 6. Selected Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
HouseRaising, Inc. and Subsidiaries
4801 East Independence Blvd, Ste. 200
Charlotte, NC 28212

I have audited the accompanying consolidated balance sheet of HouseRaising Inc., (A Development Stage Company) and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of HouseRaising, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming HouseRaising, Inc. will continue as a going concern. As discussed in Note D to the financial statements, HouseRaising, Inc. is in the development stage (see Note J), has suffered recurring losses, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC
March 22, 2005

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet
As of December 31, 2004

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$24,767
Prepaids	422,917
Excess costs over billings on uncompleted projects	59,643
Accounts Receivable	25,941
TOTAL CURRENT ASSETS	533,268

PROPERTY AND EQUIPMENT
Property and Equipment	175,432
Accumulated Depreciation	(89,383)
Net Property and Equipment	86,049

OTHER ASSET
Other Assets	1,853
Capitalized Software	8,571,239
Net Other Assets	8,573,092
TOTAL ASSETS	$9,192,409

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$415,269
Interest Payable	10,216
Notes Payable	736,757
TOTAL LIABILITIES	1,162,242

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
None issued and outstanding)
Preferred Stock Class A Convertible ($.001 par value, 5,000,000 authorized:	1,000
1,000,000 issued and outstanding)	-
Common Stock Series A ($.001 par value, 90,000,000 shares authorized:	-
36,459,638 shares issued and outstanding)	36,460
Common Stock Subscribed but not Issued	1,946,035
Additional Paid-in-Capital	7,754,494
Retained Deficit	(1,707,822)
TOTAL STOCKHOLDERS' EQUITY	8,030,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,192,409

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations
For the years ended December 31, 2004 and 2003

	2004		2003
SALES AND COST OF SALES:
Sales		$102,382	$50,536
Cost of sales		31,509	31,608
Gross Profit		70,873	18,928

OTHER REVENUES:
Sales and service fees		73,261	4,600
Other income		14,996	2,515

NET REVENUES		159,130	26,043

OPERATING EXPENSES:
Selling, general and administrative		641,689	293,727
Consulting fees		351,556	21,582
		993,245	315,309

OTHER EXPENSE:
Interest expense		93,081	61,736

Gain from sale of 50% of Subsidiary		-	300,000

NET LOSS		$(927,196)	$(51,002)

Net Loss Per Common Share
Basic & Fully Diluted	$	*	*

Weighted Average Common
Shares Outstanding		12,038,872	16,995,497

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(927,196)	$(51,002)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	30,232	15,307
Gain from sale of 50% of subsidiary	-	(300,000)
Common stock subscribed for services	2,082,769	1,233,885
(Increase) decrease in operating assets:	(422,952)	$(130,074)
Increase of notes payable in exchange for services rendered	234,045	$154,329
Accounts receivable	(33,654)
Capitalized software	(1,041,707)	(1,426,560)
Excess of costs over billings on uncompleted contracts	(59,643)	-
Accounts payable and accrued expenses	181,609	134,905

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,503	(369,210)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of property and equipment	(59,936)	-
NET CASH (USED IN) INVESTMENT ACTIVITIES	(59,936)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in excess of outstanding checks	-	8,410
Proceeds for sale of common stock	41,200	-
Proceeds from capital contributions	-	60,800
Proceeds from sale of 50% of subsidiary	-	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,200	369,210

NET INCREASE IN CASH AND
CASH EQUIVALENTS	24,767	-

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$24,767	$-

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the years ended December 31, 2004 and 2003

	Series A	Series A	Series B	Series B
	Common	Common	Common	Common	Preferred	Preferred	Additional
	Shares	Stock	Shares	Stock	Shares	Stock	Paid-in	Retained
	(000's)		$(000's)		$(000's)	$	Capital	Deficit
Balances, January 1, 2003	16,980	$ 16,980	10,000	$ 10,000	-	-	$ 5,780,897	$ (729,624)
Distribution of Capital	-	-	-	-	-	-	(1,288,529)	-
Issuance of A shares	181	181	-	-	-	-	181	-
Common Stock Subscribed	-	-	-	-	-	-	1,233,885
Net Income (loss) for the year	-	-	-	-	-	-	(51,002)	(51,002)
Balances, December 31, 2003	17,161	$ 17,161	10,000	$ 10,000	-	-	$ 5,675,432	$ (780,626)
Issuance of A shares--merger	11,787	11,787	-	-	-	-	164,692	-
Surrender B shares--merger	-	-	(10,000)	(10,000)	-	-	-	-
Issuance of A share for services	7,512	7,512	-	-	-	-	1,914,370	-
Issuance of preferred shares--merger	-	-	-	-	1,000	1,000	-	-
Net income (loss) for the year	-	-	-	-	-	-	-	(927,196)
Balances, December 31, 2004	36,460	$ 36,460	-	$ -	1,000	$ 1,000	$ 7,754,494	$ (1,707,822)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—HouseRaising, Inc. (a Development Stage Company) and Subsidiaries is in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising, Inc. merged into Technology Connections, Inc. and changed the name to HouseRaising, Inc. (The Company).

The Company provides a proprietary turnkey home design and build management system that it markets to regional homebuilders. Its customers are principally located in the Southeast USA with a current concentration in North and South Carolina.

The following is a list of all subsidiaries of the Company:
* HouseRaising of Greater Charlotte, LLC—100% ownership by the Company
* HouseRaising of Greenville, LLC—100% ownership by the Company
* HouseRaising of Columbia, LLC—100% ownership by the Company
* HouseRaising of Asheville, LLC—100% ownership by the Company
* HouseRaising of Wilmington, LLC—100% ownership by the Company
* HouseRaising of Myrtle Beach, LLC—100% ownership by the Company
* HouseRaising of Charleston, LLC—100% ownership by the Company

These limited liability companies provide managerial services to the Company’s homebuilding operations. These limited liability companies operate within specific guidelines and operating procedures established by HouseRaising, Inc. documents. The Company enters into a fee based management contract with each homebuilder that is required to be properly licensed. Each custom, design and built home is financed in the name of the homebuyer.

In July 2003, the Company formed 2 subsidiaries, HouseRaisingAcademy, LLC and HouseRaisingUSA, LLC. HouseRaisingAcademy, LLC develops and manages the Company’s internet based E-Learning and Homebuilder Management System (named system C) currently in development. HouseRaisingUSA, LLC is responsible for organizing and owning the regional franchise limited liability companies.

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Revenue Recognition—The Company’s revenue is derived primarily from providing the design and build management system to homebuilders on a percentage of such home’s contract price. The sales and service fee portion is recognized in the initial construction stage and approximates 10% of the home’s contract price. The balance of the Company’s management fee approximates 50% of the home’s profit and is recognized at closing. Revenues from construction contracts are recognized on the completed-contract method. This method is used because financial position and results of operations do not vary significantly from those which would result from use of percentage-of-completion method. A contract is considered complete when all costs except significant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciations costs. General and administrative costs are charged to expense as incurred. Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts.

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (system C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The assets will commence amortization when the asset is considered to be in the post-implementation phase (i.e. when the development of internal use software is completed) which is projected to be in 2005. At such time, the capitalized software costs will be amortized on a straight-line basis over the estimated economic life of the asset to be determined.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Advertising Costs—Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $29,652 and $31,372 for the years ended December 31, 2004 and 2003, respectively.

Net Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. One receivable became uncollectible in 2004 and the receivable was directly written off to Bad Debt Expense in the amount of $36,677.

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Property and Equipment—Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or consolidated cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework to measure the impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition and consolidated cash flows.

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS on January 1, 2004.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements (cont’)

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have an impact its financial statements once adopted on January 1, 2004.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”—an amendment to SFAS No. 123 (SFAS No. 148), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosures provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements (cont’)

In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2004 and 2003 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2004	2003
Income Taxes	$ ---	$ ---
Interest	$93,081	$61,736

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2004 is as follows:

Total deferred tax assets	$648,000
Valuation allowance	(648,000)

Net deferred tax asset	$ ----

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	4%	4%
Valuation allowance	(38%)	(38%)
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $351,000 and $20,000 in 2004 and 2003, respectively.

As of December 31, 2003, the Company had federal and state net operating loss carryforwards in the amount of approximately $1,700,000, which expire at various times through the year 2025.

NOTE D—GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. During 2004, the Company had minimal revenues, a net loss of $927,196, a net deficiency of $1,707,822 and a net working capital deficit of $628,974.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. In the first quarter of 2005, the Company has already obtained new contracts totaling $2,477,938 of sales in incomplete construction projects. On average these new construction projects are completed within 9 months. Additionally, the Company will continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The company has investors that have indicated a willingness to contribute equity to finance on-going operations and did obtain $12 million in funding in March, 2005 that it declined as management believes they will obtain better financing terms from interested prospective investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—ACQUISITION AND RELATED REORGANIZATION

On February 19, 2004, HouseRaising, Inc., a Delaware corporation, Technology Connections, Inc., a North Carolina corporation, and the shareholders of HouseRaising, Inc., executed an Agreement and Plan of Merger (the Merger Agreement), pursuant to which HouseRaising, Inc. agreed to merge with and into Technology Connections, Inc., (the Merger) with the HouseRaising, Inc. Stockholders receiving in the aggregate 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred Stock of Technology Connections, Inc. in exchange for their shares of HouseRaising, Inc. In addition, pursuant to the Merger Agreement, Technology Connections, Inc. agreed to change its corporate name from “Technology Connections, Inc.” to “HouseRaising, Inc.” prior to closing.

The shares of Class A Convertible Preferred Stock to be issued in the Merger are convertible into ten (10) shares of fully paid and non-assessable shares of common stock five (5) years after the date of issuance, and they have a class vote to approve or disapprove any merger, sale of assets, combination or reorganization involving HouseRaising, or other fundamental corporate transaction involving HouseRaising, Inc. In addition, each share of Class A Convertible Preferred Stock issued in the Merger is entitled to ten (10) votes per share on all matters on which common stock votes upon issuance.

NOTE E—ACQUISITION AND RELATED REORGANIZATION (CONT’D)

On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State in the State of North Carolina.

The acquisition was accounted for as a reverse merger wherein HouseRaising, Inc. was the accounting acquirer and Technology Connections, Inc. was the legal acquirer. Accordingly, the accounting acquirer recorded the assets purchased and liabilities assumed as part of the merger and the entire equity section of the legal acquirer was eliminated with negative book value acquired offset against the paid in capital of the accounting acquirer, in accordance with SFAS #141.

NOTE F—SALE OF A PORTION OF A SUBSIDIARY

In June 2003, the Company sold 50% of its ownership in HouseRaising of Greater Charlotte, LLC to three unrelated individuals for $300,000. In 2004, the Company bought back the 50% interest in HouseRaising of Greater Charlotte, LLC in exchange for the issuance of the Company’s common shares (restricted) to each of the individuals as follows:

Lane Ostrow              228,333 shares
Jack H. Marks           228,333 shares
Richard Brasser        228,333 shares

NOTE G—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2004 and 2003.

NOTE H—EQUITY

During 2004, the Company issued 19,299,064 common shares—7,512,034 for cash, services, and debt to equity conversions and 11,787,030 pertaining to the merger. In November 2003, the Company issued 180,232 Series “A” Common shares to unrelated parties for $60,450 with a par value of $181. The Company applied the difference in the par value and monies received to paid in capital.

NOTE I--NON-QUALIFIED STOCK COMPENSATION PLAN

The Company has adopted a new 2004 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved an additional 3,000,000 shares of its $.001 par value common. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

NOTE J--DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2004 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE K—COMMITMENTS

The Company leases its office facilities. The Company also has one vehicle under leases that has been classified as an operating lease expiring in September 2006. Payment due under the lease is $1,384 per month.

Rent expense was $78,574 and $79,024 in 2004 and 2003, respectively.

Future minimum rental payments as of December 31, 2004 in the aggregate and for each of the two succeeding years are as follows:

Year     Amount

2005     $ 78,574
2006     $ 78,574
                  Total                                   $157,148

NOTE L—NOTES PAYABLE

Notes payable at December 31, 2004 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$30,000 **

Secured note payable to an unrelated party.
Bearing 0% interest. Note matured April 2005.	$50,000 **

Secured note payable to an unrelated party.
Bearing 12% interest. Note payable upon demand.	$50,000

Secured note payable to an unrelated party.
Bearing 15% interest. Note matures May 2005.	$155,000 **

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$91,500 **

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$105,000 **

Secured note payable to an unrelated party.
New note restructured for shares of stock
Bearing 0% interest. Note matures April 2005.	$37,500 **

Secured demand note payable to a related party.
Original amount $156,580.08
Bearing 6% interest. Note matures December 2005	$144,689

Total Current Portion	$684,357

NOTE L—NOTES PAYABLE (CONT’D)

**The Company converted these debts to equity by issuing restricted common shares of the Company’s stock as full settlement for interest obligations existing on these promissory notes, and issued new, non-interest bearing promissory notes payable within 6 months from date of reissue. On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 5%. The effects of these notes are included in the consolidated financial statements therein.

A Notes Payable in the amount of $52,400 (Technology Connections, Inc. books) was satisfied in January 2005. This amount is included in the total amount of outstanding Notes Payable of $736,757.

NOTE M—SUBSEQUENT EVENTS

The Company’s subsidiary, HouseRaisingUSA (HR-USA) has entered into a contract to acquire Carriker Construction Co., Inc. (Carriker). HR-USA will acquire Carriker and all assets by issuing Carriker 5,000 shares of the Company’s common stock. It is anticipated that the transaction will come under a tax-free share exchange between HR-USA and Carriker. All shares will be restricted under Rule 144. HR-USA also has entered into a contract to acquire Mark White Custom Builders, LLC (White). HR-USA will acquire White and all assets by issuing White 5,000 shares of the Company’s common stock. It is anticipated that the transaction will come under a tax-free share exchange between HR-USA and White. All shares will be restricted under Rule 144.

The Company has also entered into a contract to acquire LearnBytes, LLC through an asset acquisition transaction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2004

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

Executive Overview & Strategy

HouseRaising, Inc. is a development stage company in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HRI is a unique company that sells, designs and builds unique homes for homebuyers on lots they have purchased, and acts as contractors in providing renovation projects on customer’s existing homes. Using it’s own proprietary software, HouseRaising also serves as an Application Service Provider focusing on bringing disruptive technology/solutions to the custom home building industry, thus helping HomeBuyers build their own home and independent HomeBuilders who manage the complete building process.

On February 19, 2004, HouseRaising executed an Agreement and Plan of Merger (“the Merger”)to which HRI agree to merge with and into Technology Connections, Inc. This transaction was structured as a reverse acquisition whereby the existing shareholders of HouseRaising obtained control of Technology Connections, Inc. and the resulting entity agreed to change its name to HouseRaising, Inc.. On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State of North Carolina.

HouseRaising’s major focus is on completing its proprietary software that will be used to design and build multiple projects simultaneously. Beginning in 2004, HouseRaising of Greater Charlotte, LLC commenced sales of new home and renovation projects utilizing a manual version of the system. Further discussion on the Company’s business plan is described under Item 1 of this filing.

Other than commitments from vendors to develop HouseRaising’s software in exchange for shares of stock, and fee revenues and profits from existing home and renovation sales, HouseRaising does not currently have any external sources of working capital. HouseRaising’s Management has not entered into any commitments for significant capital expenditures, except the software development project mentioned above whereby the company issues common stock as work is completed. In addition, Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company has limited plans to hire additional employees until Management is successful in securing a substantial capital infusion.

Accordingly, the company is seeking additional debt or equity financing or funding from third parties, in exchange for which the company might be required to issue a substantial equity position. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its Management. If Management is successful in obtaining additional funding, these funds will be used primarily to provide working capital needed for repayment of outstanding notes payable, continued software development and to finance research, development and advancement of intellectual property concerns, for new home and renovation sales and marketing expense in the Carolinas Zone (covering North and South Carolina) and rollout of additional zone operations each year thereafter. The Company also continues to explore acquisition opportunities that may assist in the successful implementation of its business plan (see Note 8B Other Matters for further discussion on this item).

Results of Operations for Year Ended December 31, 2004 Compared to December 31, 2003

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale in approved and closed. HouseRaising had sales of $102,532 for the year ended December 31, 2004, compared to $50,536 for the same period in 2003. This represents an increase of 103%. Sales increased due to more new construction and remodeling in the greater Charlotte area in the second half of 2004 as the company starts to implement its business plan and develop its operations in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. In the first quarter of 2005, the Company has already obtained new contracts totaling $2,478,000 in sales that are projected to be completed by year-end. On average these new construction projects are completed within 9 months.

Cost of Sales

The cost of sales includes the building expense plus other direct costs associated with new constructions, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs. The cost of sales for the year ended December 31, 2004 were $31,509 which was approximately equal to the $31,608 for the same period in 2003.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. Due to an increase in new home construction and remodeling in the greater Charlotte area, HouseRaising had gross profits of $71,023 for the year ended December 31, 2004 compared to $18,928 for the same period in 2003, a three fold increase. Gross profits will increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design build project. These fees are built into the projects total price with Homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. Because there were more new home and renovation projects in 2004, sales and service fee revenues increased substantially to $73,261 from $4,600 in 2003. Going forward we would expect this to continue to grow as our operations expand.

Other Income

The Company earned $14,996 in consulting income for the period ending December 31, 2004, compared to $2,515 for the same period in 2003. We would not expect this to increase substantially in 2005 as we implement our business plan.

Net Revenues

HouseRaising’s net revenues increased to $159,280 for the year ended 2004 compared to $26,043 for 2003, a six fold increase. This was principally due to commencement of its business plan resulting in greater new home construction and renovation projects. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2005.

Expenses

Total expenses for the year ended December 31, 2004 and 2003 were $984,959 and $315,309, respectively. This increase in administrative and consulting expenses is primarily due to costs related to developing HouseRaising’s Carolinas zone and design/build operations in Charlotte, NC, general business and investor relations consulting as well as executive management to raise capital for implementation of its business plan. The administrative costs include advertising, payroll, payroll-related costs for employees and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region.

Due to our start up efforts, we issued shares of common stock to professionals and consultants for their marketing, investor relations and general business consulting. All of our accounts payable and accrued expenses are trade payables in connection within the course of business. We expect to develop additional revenue sources consistent with these expense levels as we roll out our business plan in 2005.

Other Expense

HouseRaising had interest expense of $98,667 for the year ended December 31, 2004 compared to $61,736 for the same period in 2003. This represents interest to reimburse bridge lenders for both HouseRaising as well as the former Technology Connections entity. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity for debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. Going forward we would expect this level of interest expense to subside unless the company cannot obtain equity financing and must resort to borrowing additional funds.

Other Items

In June 2003, the Company sold a franchise for $300,000 to a regional design/build company HouseRaising of Greater Charlotte, LLC. HouseRaising of Greater Charlotte, LLC sold a 50% membership in the LLC to three (3) outside investors which was recorded as a gain on sale of 50% of Subsidiary. In 2004, the Company repurchased this franchise interest in exchange for 684,999 shares of restricted common stock.

Income / Losses

The net loss for the year ended December 31, 2004 was $924,346 versus a net loss of $51,002 in the same period in 2003, a decrease of $873,344. The increase in net losses is directly attributable to the increase in administrative and consulting fees to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company. Future losses will depend on the success of implementing the company’s business plan in 2005. The company does already have approximately $2,478,000 of new home construction work in process for 2005 which is consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

Cash flows provided by operations were $74,554 for the year ended December 31, 2004 and cash flows used in operations of $369,210 for the same period in 2003. This reflects a net increase in cash provided by operations of $442,764 principally due an increase in the issuance of common stock for services and a slight decrease in capitalized software.

Cash flows used in investment activities were $48,787 and $0 for the year ended December 31, 2004 and 2003, respectively. This was principally due to the purchase of property and equipment for the company and Technology Connections, Inc.

Cash flows provided by financing activities were $0 and $369,210, respectively, for the year ended December 31, 2004 and 2003. The cash flows for the 2003 period included $300,000 from the sale of 50% of the subsidiary HouseRaising of Greater Charlotte.

Overall, we have funded our cash needs from inception through December 31, 2004 with a series of debt and equity transactions. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash on hand of $24,767 and a working capital deficit of $692,817 as of December 31, 2004 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in account payable and notes payable. We will substantially rely on the existence of new revenue from our business development efforts; however, we have no current or projected capital reserves that will sustain our business for the next twelve months. The company does have $2,778,000 of new home construction work in process for 2005 which is consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations.

Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. The company is working on raising additional funds through equity or debt financing. The company has investors that have indicated a willingness to contribute equity to finance on-going operations and did obtain $12 million in funding in March, 2005 that it declined as management believes they will obtain better financing terms from interested prospective investors.

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

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Charles M. Skibo, and President and Founder, Robert V. McLemore (jointly known as “CEO”), our Chief Financial Officer, Richard A. von Gnechten (“CFO”) and our Chief Administrative Officer, Christine M. Carriker. In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 through 31.4, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. .

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

ITEM 8B. OTHER MATTERS

Part of HouseRaising, Inc.’s strategy is to build its business through the merger or acquisition of existing home builders and technology companies that will benefit our application service business. It is reasonable to expect that such activity is an ongoing part of HRI’s business development efforts. At any given time the company could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is possible that no transactions will take place at all.

Current Status of Announced Transactions

The Company has previously announced an agreement in principle to acquire LearnBytes, LLC, a North Carolina limited liability company, which is engaged in the business of web-based multimedia program design and development. We anticipate signing a definitive Asset Purchase Agreement in the second quarter of 2005 with Learnbytes, and to consummate the acquisition of assets as soon thereafter as is practicable. It is projected that the acquisition of Learnbytes will bring approximately $20,000 in unaudited total assets and nominal unaudited total revenues to HRI (given LearnBytes current focus on developing System C) for fiscal 2005. Pending consummation of the acquisition, the personnel of Learnbytes continue to develop the System C program for HRI which is discussed above.

In 2005, the Company repurchased the 50% interest in HouseRaising of Greater Charlotte, LLC that it had sold to three unrelated individuals for $300,000 in June 2003. HRI provided 684,999 in restricted shares in exchange for the 50% interest.

In addition, the Company is in negotiations with two separate homebuilders to acquire their operations in the second quarter of 2005. The acquisition will not have a material impact on the balance sheet of the Company.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item concerning HouseRaising, Inc. executive officers and their business experience is incorporated by reference from page 9 of the Company’s Definitive Information Statement on Schedule14-C filed with the Commission on March 23, 2005 (the “Definitive Information Statement”). Information on the current HouseRaising, Inc. directors and their business experience and directorships is incorporated herein by reference from pages 5-6 of the Definitive Information Statement.

Family relationships; director arrangements

Sherron Skibo, Chief Operating Officer is the wife of Charles M. Skibo, Chief Executive Officer and Chairman of the Board. Christine M. Carriker, Senior Vice President and Chief Administrative Officer is the daughter of Robert V. McLemore, President and Founder. There are no other family relationships between any executive officer or director of HouseRaising, Inc.

Code of Ethics

We are presently working with our legal counsel and Audit Committee to prepare and adopt a code of ethics that applies to our company and our principal chief executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions (the “Code of Ethics”). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:
•	Honest and ethical conduct, including the ethical handling of action or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer;

•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION

The information required under this item for HouseRaising, Inc. is incorporated by reference from pages 11-14 of the Definitive Information Statement..

Board Compensation

Directors who are also officers of the Company do not receive directors’ fees or other amounts in compensation for participation on the Board of Directors or a committee of the Board of Directors. All other directors are each paid travel expenses for each meeting of the Board of Directors attended.

2004 Non-Qualified Stock Compensation Plan and Amendment Thereto

The Company adopted a 2004 Non-Qualified Stock Compensation Plan on January 27, 2004, and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company. The 2004 Plan is intended to provide a method whereby our company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders. A total of 400,000 shares of common stock were authorized under the 2004 Plan. All 400,000 shares have been awarded and 100,000 of those shares were awarded to management. On July 29, 2004, the Company filed Post Effective Amendment No. 1 to its Registration Statement on Form S-8 with the Commission, and amended the 2004 Non-Qualified Stock Compensation Plan to provide for the issuance of an additional 400,000 shares pursuant to its provisions. To date, only 315,000 shares have been issued, and those shares have been awarded to a consultant and 85,000 are available for issuance. On September 27, 2004, the Company filed Post Effective Amendment No. 2 to its Registration Statement on Form S-8 with the Commission, and amended the 2004 Non-Qualified Stock Compensation Plan to provide for the issuance of an additional 3,000,000 shares pursuant to its provisions. As of December 31, 2004, 2,077,007 shares have been awarded to consultants or management personnel and 922,993 are available for issuance.

Change-in-Control Agreements

The company has management agreements with its Chief Executive Officer, President and Chief Operating Officer, Chief Administrative Officer and Chief Financial Officer that are an exhibit to this filing.

Executive Management Compensation

The HouseRaising Compensation Committee, composed of 3 directors of HouseRaising, Inc. approves executive compensation for the Named Executive Officers. The information required to be disclosed concerning the Compensation Committee is incorporated herein by reference to page 7 of the Company’s Definitive Information Statement. Actions of HouseRaising’s Compensation Committee are subject to ratification by the full HouseRaising, Inc. Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management, and related stockholder matters, is incorporated by reference from the Company’s Definitive Information Statement.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act, requires the Company's officers, Directors, and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The information required by this item is incorporated herein by reference to pages 10-11 of the Company’s Definitive Information Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as hereafter described, none of our directors or executive officers had a direct or indirect material interest in any transaction during the last two years, or proposed transaction, to which the Company was a party. The Company has a loan payable to stockholders at December 31, 2004 consisting of unsecured note payable to our President and majority stockholder. As of December 31, 2004, the amount due on this 12-month, 6% per annum loan was $146,080.08.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the relevant information on pages 13-14 of the Company’s Definitive Information Statement.

Fees Billed For Audit and Non-Audit Services
The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci Anderson, CPA ("Anderson") for our audit of the annual financial statements for the year ended December 31, 2004, and all fees billed for other services rendered by Anderson during those periods. Anderson was engaged by HRI following the merger that became effective August 31, 2004.

Year Ended December 31	2004
Anderson
Audit Fees (1)	$ 16,000
Audit-Related Fees (2)	--
Tax Fees (3) --
All Other Fees (4) --
Total Accounting Fees and Services $16,000

(1)
Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-KSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Pre-Approval Policy For Audit and Non-Audit Services
The company recently formed an audit committee and it is anticipated they will adopt pre-approval policies regarding audit and non-audit services provided by an accountant. Audit and non-audit services for 2005 will be brought to the shareholders at its annual meeting as described in the Company’s Definitive Information Statement. All of the services rendered to the Company by Traci Anderson were pre-approved by our Board of Directors.

It is expected that the new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to September 30, 2004, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

March 7, 2005 (March 7, 2005)	Form 8-K Change in Directors or Principal Officers
March 4, 2005 (March 4, 2005)	Form 8-K Entry Material Agreement
November 17, 2004 (November 17, 2004)	Form 8-K/A Financial Statements and Exhibits
November 9, 2004 (November 15, 2004)	Form 10-QSB Quarterly Report
November 10, 2004 (November 10, 2004)	Form 8-K Entry Material Agreement

(b) Exhibits

Exhibits for HouseRaising and their subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions

2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exh. 2 to the Definitive Information Statement filed on August 10, 2004)
3.1	Articles of Incorporation (incorporated by reference from Exh.3 of Form SB-2 filed April 11, 2002)
3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)
3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exh.3 to Form SB-2 filed April 11, 2002)
3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exh. 4 to the Definitive Information Statement filed August 10, 2002)
10.1	Management agreement with Robert V. McLemore, President and Founder *
10.2	Management agreement with Charles M. Skibo, Chairman & Chief Executive Officer*
10.3	Management agreement with Sherron Skibo, Chief Operating Officer *
10.4	Management agreement with Christine M. Carriker, Senior Vice President & Chief Administrative Officer *
10.5	Management agreement with Richard A. von Gnechten, Chief Financial Officer*
10.6	Consultant agreement with CEOcast, Inc. (Rachel Glicksman)*
10.7	Consultant agreement with Darrel T. Uselton & his affiliates (Protrading.com)*
14.1	The Company’s Code of Ethics*
16.1	Letter on Change in Certifying Accountant (incorporated by reference from Exh. 16 to a Form 8K/A filed October 5, 2004)
21	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Charles M. Skibo, Chairman and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert V. McLemore, President and Founder*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Christine M. Carriker, Senior Vice President & Chief Administrative Officer*
32.1	Section 1350 Certification of Charles M. Skibo, Chairman and Chief Executive Officer*
32.2	Section 1350 Certification of Robert V. McLemore, President and Founder*
32.3	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*
32.4	Section 1350 Certification of Christine M. Carriker, Senior Vice President and Chief Administrative Officer*
_________________________________
*-Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC. (Registrant)

Date: March 30, 2005	By:	/s/ Charles M. Skibo
Name: Charles M. Skibo
Title: Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2005	By:	/s/ Robert V. McLemore
Name: Robert V. McLemore
Title: President and Founder (Principal Executive Officer)

Date: March 30, 2005	By:	/s/ Richard A. von Gnechten
Name: Richard A. von Gnechten
Title: Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2005	By:	/s/ Christine M. Carriker
Name: Christine M. Carriker
Title: Senior Vice President, Chief Administrative Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 30, 2005.

Signature	Title

/s/ Charles M. Skibo	Chairman of the Board of Directors and Chief Executive Officer
Charles M. Skibo	(Principal Executive Officer)

/s/ Robert V. McLemore	Founder, President and Director of HouseRaising, Inc.
Robert V. McLemore	(Principal Executive Officer)

/s/ Richard A. von Gnechten	Chief Financial Officer of HouseRaising, Inc.
Richard A. von Gnechten	(Principal Financial Officer)

/s/ Christine M. Carriker	Co-Founder, Senior Vice President, Chief Administrative Officer, Secretary and Director of HouseRaising, Inc.
Christine M. Carriker	(Principal Accounting Officer)

/s/ Grant S. Neerings	Chief Technology Officer and Director of HouseRaising, Inc. and
Grant Neerings	President and Chief Manager of HouseRaisingAcademy, LLC

/s/ Robert M. Burroughs	Director of HouseRaising, Inc.
Robert M. Burroughs

/s/ Daniel S. Fogel	Director of HouseRaising, Inc.
Daniel S. Fogel