Form 10QSB
period 2005-03-31
HOUSERAISING, INC.
filed 2005-05-16
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

TECHNOLOGY CONNECTIONS, INC.
(Former name of registrant)

                                                                                  North Carolina                                             56-2253025
           (State or other jurisdiction of     (IRS Employer identification No.)
                                                                       incorporation or organization)

4801 East Independence Blvd., Suite 201, Charlotte, North Carolina 28212
(Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock        Outstanding April 29, 2005
Common Stock ($.001 par value)                                                        38,126,787
Preferred Stock Class A ($.001 par value)                                            1,000,000

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This quarterly report contains the required unaudited financial statements. We are not required to deliver a quarterly report to security holders and will not voluntarily deliver a copy of the quarterly report to security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

The rest of this page is left intentionally blank

HOUSERAISING, INC.
FORM 10-QSB

For the Quarter ended March 31, 2005

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
•
the effects of weather, natural disasters or global developments, including terrorist acts and war on terrorism negatively affecting local home building industry and adversely affecting new home installations market;

•	the timing and extent of changes in interest rates;
•	negative trends in residential homebuilding adversely affecting our business;
•
actions by competitors that negatively affect us—the homebuilding market is extremely competitive, characterized by competition from a number of home builders in each market in which we operate, and there are few barriers to entry;

•	no assurance that the Company will be able to recruit quality homebuilders and personnel in order to meet the goals set forth in its business plan and rollout of Zone operations;
•	no assurance that anticipated acquisitions will materialize and/or be successfully integrated into operations;
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

•	while the company has filed a patent registration to protect its intellectual property, until patent pending has been issued, HRI’s technology and software are at risk of being copied by competitors;
•	HRI’s success is heavily dependent upon the continued active participation of its President, Robert V. McLemore;
•	our common stock trades on the over-the-counter market and is subject to high volatility; future sales of common stock could adversely affect the stock price;
•	HRI provides S-8 shares as compensation for services rendered which could impact stock volatility and future issuance;
•	principal stockholders control business affairs which means investors will have little or no participation in business;
•	the risk that an investor in the Company will never see a return on investment and the stock may become worthless;
•
the risk that the Company will be unable to obtain needed capital or unable to establish credit arrangements or extend existing arrangements on satisfactory terms, which would require it to curtail operations;

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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet (unaudited)
As of March 31, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$12,254
Prepaids	510,917
Accounts Receivable	26,000
Other Current Assets	63,847
TOTAL CURRENT ASSETS	613,018

PROPERTY AND EQUIPMENT
Property and Equipment	200,947
Accumulated Depreciation	(96,941)
Net Property and Equipment	104,006

OTHER ASSET
Other Assets	1,853
Capitalized Software	8,804,289
Net Other Assets	8,806,142
TOTAL ASSETS	$9,523,166

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$400,880
Interest Payable	19,307
Notes Payable	967,622
TOTAL LIABILITIES	1,387,809

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Preferred Stock Class A Convertible ($.001 par value, 5,000,000 authorized:	1,000
1,000,000 issued and outstanding)	-
Common Stock Series A ($.001 par value, 90,000,000 shares authorized:	-
36,459,638 shares issued and outstanding)	37,449
Common Stock Subscribed but not Issued	1,946,035
Additional Paid-in-Capital	8,839,553
Retained Deficit	(2,688,680)
TOTAL STOCKHOLDERS' EQUITY	8,135,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,523,166

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the three months ended March 31, 2005 and 2004

	2005		2004(a)
SALES AND COST OF SALES:
Sales		$1,590	$39,026
Cost of sales		1,248	28,471
Gross Profit		342	10,555

OTHER REVENUES:
Sales and service fees		8,462	65,262
Other income		94	6,150

NET REVENUES		8,898	81,967

OPERATING EXPENSES:
Selling, general and administrative		467,114	104,905
Consulting fees		513,349	153,001
		980,463	257,906

OTHER EXPENSE:
Interest expense		9,247	2,793

NET LOSS		$(980,812)	$(178,732)

Net Loss Per Common Share
Basic & Fully Diluted	$	*	*

Weighted Average Common
Shares Outstanding		37,010,437	17,200,002(b	)

* = Less than ($.01)
(a) = Consolidated HouseRaising, Inc. and Technology Connections, Inc.
(b) = Reflects solely HouseRaising, Inc. shares

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows (unaudited)
For the three months ended March 31, 2005 and 2004

	2005	2004(c)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(980,812)	$(178,732)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	7,558	2,681
Common stock subscribed for services rendered	1,086,047	190,002
(Increase) decrease in operating assets:	(88,000)	--
Accounts receivable	(59)	--
Capitalized software	(233,050)	(9,889)
Excess of costs over billings on uncompleted contracts	(4,204)	(17,135)
Accounts payable and accrued expenses	(5,343)	(55,704)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(217,863)	(68,777)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of property and equipment	(25,515)	(706)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(25,515)	(706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for sale of common stock	-	-
Proceeds from capital contributions	-	44,667
Borrowings on notes payable	230,865	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,865	69,667

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(12,513)	184

CASH AND CASH EQUIVALENTS:
Beginning of period	24,767	382

End of period	$12,254	$566

(c) - Consolidated HouseRaising, Inc. and Technology Connections, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HRI’s Annual Report on SEC Form 10-KSB for the year ended December 31, 2004.

In the opinion of HRI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HRI and its subsidiaries as of March 31, 2005 and the results of their operations for the three months ended March 31, 2005 and 2004 and their cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2) Summary of Significant Accounting Policies

Business Activity—HouseRaising, Inc. (a Development Stage Company) and Subsidiaries are in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising, Inc. merged into Technology Connections, Inc. and changed the name to HouseRaising, Inc. (The Company).

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

In July 2003, the Company formed 2 subsidiaries, HouseRaisingAcademy, LLC and HouseRaisingUSA, LLC. HouseRaisingAcademy, LLC develops and manages the Company’s internet based E-Learning and Homebuilder Management System (named system C) currently in development. HouseRaisingUSA, LLC is responsible for owning, organizing and operating the regional limited liability companies which design and build customer homes for homebuyers in their respective area.

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Summary of Significant Accounting Policies (continued)

Revenue Recognition—The Company’s revenue is derived primarily from providing the design and build management system to homebuilders on a percentage of such home’s contract price. The sales and service fee portion is recognized in the initial construction stage and approximates 10% of the home’s contract price. The balance of the Company’s management fee approximates 50% of the home’s profit and is recognized at closing. Revenues from construction contracts are recognized on the completed-contract method. This method is used because financial position and results of operations do not vary significantly from those which would result from use of percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts.

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

S-8 Share Payments—The Company currently provides S-8 registered shares as compensation for services rendered as a means of conserving cash until it obtains debt or equity financing. The Company accrues the value of services rendered as an expense or capital expenditure (when it is readily determinable) instead of the stock price at the time the shares are transferred. Employees, consultants and vendors that receive such shares understand that there is risk associated with the volatility of the share price. In some cases there are “true-up” provisions which would result in more or less shares to be issued; however, the expense or capital expenditure would have already been reflected on the company’s financial statements at the time services were rendered.

Advertising Costs—Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Net Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required for the period presented in the computation of diluted earnings per share.

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

(2) Summary of Significant Accounting Policies (continued)

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

(3) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or consolidated cash flows.

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

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. The Company adopted SFAS on January 1, 2004. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have an impact its financial statements as adopted on January 1, 2004.

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

(3) Recent Accounting Pronouncements (continued)

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company’s financial statements.

(4) Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the periods ended March 31, 2005 and 2004.

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
The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the periods ended March 31, 2005 and 2004 is as follows:

	2005	2004
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	4%	4%
Valuation allowance	(38%)	(38%)
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of December 31, 2004, the Company had federal and state net operating loss carryforwards in the amount of approximately $1,700,000, which expire at various times through the year 2025.

(5) Going Concern

As shown in the audited financial statements for the year ended December 31, 2004 (incorporated by reference to HRI’s Annual Report on SEC Form 10-KSB for year ended December 31, 2004), the Company has suffered recurring losses from operations to date. During 2004, the Company had minimal revenues, a net loss of $927,196, a net deficiency of $1,707,822 and a net working capital deficit of $628,974.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. As of the end of the first quarter of 2005, the Company has already obtained new contracts totaling $2,436,707 of sales in incomplete construction projects. On average these new construction projects are completed within 9 months. Additionally, the Company will continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The company has investors that have indicated a willingness to contribute equity to finance on-going operations and the Company did obtain $12 million in funding in March, 2005 that it declined as management believes they will obtain better financing terms from interested prospective investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(6) Acquisition and related reorganization

On February 19, 2004, HouseRaising, Inc., a Delaware corporation, Technology Connections, Inc., a North Carolina corporation, and the shareholders of HouseRaising, Inc., executed an Agreement and Plan of Merger (“the Merger Agreement”), pursuant to which HouseRaising, Inc. agreed to merge with and into Technology Connections, Inc., (“the Merger”) with the HouseRaising, Inc. Stockholders receiving in the aggregate 27,288,732 shares of common stock and 1,000,000 shares of Class A Convertible Preferred Stock of Technology Connections, Inc. in exchange for their shares of HouseRaising, Inc. In addition, pursuant to the Merger Agreement, Technology Connections, Inc. agreed to change its corporate name from “Technology Connections, Inc.” to “HouseRaising, Inc.” prior to closing.

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

On August 31, 2004, the Merger was consummated when Articles of Merger and name change were filed by the parties with the Secretary of State in the State of North Carolina.

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

(7) Non-qualified Stock Compensation Plan

On April 6, the Company adopted Amendment Number 1 to its 2004 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved an additional 1,000,000 shares of its $.001 par value Common Stock for these purposes. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

(8) Development Stage Company

The Company is in the development stage as of March 31, 2005 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(9) Commitments

The Company leases its office facilities. The Company also has one vehicle under lease that has been classified as an operating lease expiring in September 2006. Payment due under the lease is $1,384 per month.

Rent expense was $78,574 and $79,024 in 2004 and 2003, respectively.

Future minimum rental payments as of December 31, 2004 in the aggregate and for each of the two succeeding years are as follows:

Year     Amount

2005     $ 78,574
2006     $ 78,574
Total                            $157,148

(10) Notes Payable

Notes payable at March 31, 2005 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.         $ 5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.                                                                        $13,177

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
New note restructured for shares of stock
Bearing 0% interest. Note matures April 2005.                                  $37,500 **

Secured demand note payable to a related party.
Original amount $156,580.08
Bearing 6% interest. Note matures December 2005                          $477,954

Total Current Portion                                  $967,622
                                                              ========
**The Company converted these debts to equity by issuing restricted common shares of the Company’s stock as full settlement for interest obligations existing on these promissory notes, and issued new, non-interest bearing promissory notes payable within 6 months from date of reissue. For the year ending December 31, 2004, the Company imputed interest on the 0% interest bearing notes using a rate of 5%. No further interest is due on these notes until they are paid in full at which time imputed interest will be calculated. As of the date of this filing, these notes have matured, but payment has not yet been made; it is expected but uncertain whether the company will be able to extend these existing agreements on similar terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for March 31, 2005

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

Executive Overview & Strategy

HouseRaising, Inc. is a development stage company in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HRI is a unique company that sells, designs and builds unique homes for homebuyers on lots they have purchased, and acts as contractors in providing renovations on customer’s existing homes. Using its own proprietary software, HouseRaising also serves as an Application Service Provider focusing on bringing innovative technology/solutions to the custom home building industry, thus helping home buyers build their own home and independent home builders manage the complete building process.

On February 19, 2004, HouseRaising executed an Agreement and Plan of Merger (“the Merger”) to which HRI agrees to merge with and into Technology Connections, Inc. This transaction was structured as a reverse acquisition whereby the existing shareholders of HouseRaising obtained control of Technology Connections, Inc. and the resulting entity agreed to change its name to HouseRaising, Inc. On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State of North Carolina.

HouseRaising’s major focus is on completing its proprietary software that will be used to design and build multiple projects simultaneously. Beginning in 2004, HouseRaising of Greater Charlotte, LLC commenced sales of new home and renovation projects utilizing a manual version of the system. Further discussion on the Company’s business plan can be found in Item 1 of the Company’s Annual Report on SEC Form 10-KSB for year ended December 31, 2004, which is incorporated by reference.

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

Accordingly, the company is seeking additional debt or equity financing or funding from third parties, in exchange for which the company might be required to issue a substantial equity position. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its management. If management is successful in obtaining additional funding, these funds will be used primarily to provide working capital needed for repayment of outstanding notes payable, continued software development and to finance research, development and advancement of intellectual property concerns, for new home and renovation sales and marketing expense in the Carolinas Zone (covering North and South Carolina) and rollout of additional zone operations each year thereafter. The Company also continues to explore acquisition opportunities that may assist in the successful implementation of its business plan (see Part II Item 5 Other Items for further discussion on this item).

Results of Operations for Quarter Ended March 31, 2005 Compared to March 31, 2004

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale in approved and closed. HouseRaising had sales of $1,590 for the quarter ended March 31, 2005, compared to $39,026 for the same period in 2004. The results of operations in 2004 reflect the combined revenue of HouseRaising, Inc. and Technology Connections, Inc. Upon completion of the merger on August 31, 2004, the operations of the former Technology Connections, Inc. were discontinued. The sales for HouseRaising, Inc. decreased due to the timing of current new construction and remodeling in the greater Charlotte area and as the company shifts from a focus on software development to operational implementation of its business plan in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. In the first quarter of 2005, the Company has obtained new contracts totaling $2,436,707 in sales that are projected to be completed within an average of 9 months.

Cost of Sales

The cost of sales includes the building expense plus other direct costs associated with new construction, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs. Commensurate with the sales described above, the cost of sales for the quarter ended March 31, 2005 were $1,248 versus $28,471 for the same period in 2004.

Gross Profits

The Company earns profits as the net difference of the project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. Due to the timing of new home sales and remodeling work, HouseRaising had gross profits of $342 for a small renovation project for the quarter ended March 31, 2005 compared to $10,555 for the same period in 2004.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design build project. These fees are built into the projects total price with home buyers paying these charges at the beginning of construction. The fees are a direct cost to the project. Sales and service fee revenues were $8,462 for the first quarter of 2005 compared to $65,262 in 2004. Going forward we would expect this to continue to grow as our operations expand.

Other Income

The Company earned $94 in consulting income for the period ending March 31, 2005, compared to $6,150 for the same period in 2004. We would not expect this to increase in 2005 as we implement our business plan focused on design/build and renovation projects and sales and service fees.

Net Revenues

HouseRaising’s net revenues were $8,898 for the quarter ended 2005 compared to $81,967 for 2004. The net revenue decline was principally due to the timing of new home sales and remodeling work and the company’s focus in 2004 on developing its System-C software system.

Expenses

Total expenses for the quarter ended March 31, 2005 and 2004 were $980,463 and $257,906, respectively. This increase in administrative and consulting expenses is primarily due to costs related to developing HouseRaising’s Carolinas zone and design/build operations in Charlotte, NC, general business and investor relations consulting as well as executive management to raise capital for the company. The administrative costs include advertising, compensation for employees and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region.

Due to our start up efforts, we issued shares of common stock to professionals and consultants for their marketing, investor relations and general business consulting. All of our accounts payable and accrued expenses are trade payables in connection with the normal course of business. We expect to develop additional revenue sources consistent with these expense levels as we roll out our business plan in 2005.

Other Expense

HouseRaising had interest expense of $9,247 for the quarter ended March 31, 2005 compared to $2,793 for the same period in 2004. This represents interest to reimburse bridge lenders for both HouseRaising as well as the former Technology Connections entity. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity for debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. Going forward we would expect this level of interest expense to moderate unless the company cannot obtain equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended March 31, 2005 was $980,812 versus a net loss of $178,732 in the same period in 2004, an increase in the loss of $802,080. The increase in net losses is directly attributable to the increase in administrative and consulting fees to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company. Future income will depend on the success of implementing the company’s business plan in 2005. The company does have approximately $2,436,707 of new home construction work in process for 2005 which is consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

Cash flows used in operations was $217,863 for the quarter ended March 31, 2005 versus cash flows used in operations of $68,777 for the same period in 2004. This reflects a net increase in cash used by operations of $149,086 principally due to the increase in net loss and increase in expenditures for the capitalized software offset by an increase in the issuance of common stock for services rendered.

Cash flows used in investment activities were $25,515 and $706 for the quarter ended March 31, 2005 and 2004, respectively. This was principally due to the purchase of property and equipment associated with new personnel engaged for operating purposes in the first quarter of 2005.

Cash flows provided by financing activities were $230,865 and $69,667, respectively, for the quarter ended March 31, 2005 and 2004. The principle difference was an increase in notes payable by a related party to support current operations.

Overall, we have funded our cash needs from inception through March 31, 2005 with a series of debt and equity transactions. If we are unable to receive additional cash from related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash on hand of $12,254 and a working capital deficit of $774,791 as of March 31, 2005 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in accounts payable and notes payable. We will rely on new revenue from our business development efforts going forward; however, we have no current or projected capital reserves that will sustain our business for the next twelve months. The company does have $2,436,707 of new home construction work in process for 2005, as well as a number of prospects that have not yet signed contracts. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations.

Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. The company is working on raising additional funds through equity or debt financing. The company has investors who have indicated a willingness to contribute equity to finance on-going operations and the Company did obtain a commitment for $12 million in funding in March, 2005 that it declined as management believes they will obtain better financing terms from interested prospective investors.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. We expect to raise this capital through an additional stock offering. The funds raised from this offering will be used to market our services as well as expand operations and contribute to working capital. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans.

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Charles M. Skibo, and President and Founder, Robert V. McLemore (jointly known as “CEO”), our Chief Financial Officer, Richard A. von Gnechten (“CFO”) and our Chief Administrative Officer, Christine M. Carriker. In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

CEO and CFO Certifications. Attached to this quarterly report, as Exhibits 31.1 through 31.4, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

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

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II
ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At HouseRaising’s 2005 Annual Meeting held on May 5, 2005, shareholders elected our eight directors to serve for an additional term of one year and thereafter until their successors are qualified and elected, and also ratified management’s choice of Traci J. Anderson, CPA, as the company’s auditor for fiscal 2005. A total of 26,949,719 shares voted for each of these two items and 0 voted against. We filed a Definitive Information Statement on Schedule 14C with the Commission on March 23, 2005, in connection with the 2005 Annual Meeting.

ITEM 5. OTHER MATTERS

Part of HouseRaising, Inc.’s strategy is to build its business through the merger or acquisition of existing home builders and technology companies that will benefit our application service business at a fair price. It is reasonable to expect that such activity is an ongoing part of HRI’s business development efforts. At any given time the company could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is also possible that no transactions will take place at all.

Current Status of Announced Transactions

The Company has previously announced an agreement in principle to acquire LearnBytes, LLC, a North Carolina limited liability company, which is engaged in the business of web-based multimedia program design and development. We anticipate signing a definitive Asset Purchase Agreement in the second quarter of 2005 with Learnbytes, and to consummate the acquisition of assets as soon thereafter as is practicable. It is projected that the acquisition of Learnbytes will bring approximately $20,000 in unaudited total assets and nominal unaudited total revenues to HRI (given LearnBytes’ current focus on developing System C) for fiscal 2005.

In February, 2005, the Company entered into agreements to acquire two separate regional homebuilders, Carriker Construction Company, Inc. and Mark White Custom Builders, LLC, in the second quarter of 2005. These acquisitions will not have a material impact on the balance sheet of the Company.

On April 22, 2005, HouseRaising entered into an agreement to acquire Integrity Contractors Inc. (“ICI”) of Pensacola, Florida. ICI’s President/Founder has joined HRI’s management team as Vice President and National Manager of Project Development. The company plans to use this acquisition to launch its Northwest Florida Zone operation. The acquisition itself will not have a material impact on the balance sheet of the Company.

On March 31, 2005, HouseRaising, Inc. entered into a Membership Interest Purchase Agreement with COBS Homes, LLC, a California limited liability company (“COBS”), and all of the members of COBS Homes (“Members”), in which HRI agreed to acquire, subject to the satisfaction prior to closing of certain conditions precedent, all of the membership interests, and agreed to enter into employment agreements and non-compete agreements with certain of the Members for a consideration consisting of cash and restricted common stock having a combined aggregate market value of approximately $5.0 million. On April 4, 2005, the Agreement was amended to provide, among other things, that the closing must occur on or before July 1, 2005, or HRI or COBS may terminate the Agreement. A copy of the Agreement and the Letter Agreement which amended it were filed with the SEC on April 6, 2005.

On May 2, 2005, HouseRaising gave notice of its intention to terminate the Agreement pursuant to Section 1.11 thereof, and not to consummate the acquisition, based upon the results of its due diligence investigation of COBS Homes. HouseRaising management visited the facilities in April and interviewed key personnel of COBS Homes, as well as reviewed its unaudited financial results for the year ended December 31, 2004 and the first quarter ended March 31, 2005. After reviewing COBS current operations, HouseRaising decided not to pursue the acquisition. The Company will instead invest in accelerating growth of its in-house HomeBuyerDirect division, operating from corporate headquarters in Charlotte, North Carolina. Inasmuch as there was no deposit or earnest money paid in connection with this acquisition, there will be no termination penalties incurred by the Registrant as a result of its decision.

Affiliation Agreement

On March 31, 2005, HRI and CitiMortgage, Inc. (“CitiMortgage”) entered into an Affiliation Agreement pursuant to which CitiMortgage will be the sole and exclusive lender participating with HouseRaising and will have the right of first offer on all construction and permanent mortgage financing to HRI’s customers. In return, CitiMortgage has granted HRI a non-exclusive right to use the CitiMortgage name and logo in HRI’s advertising for the purpose of indicating the availability of loan financing by CitiMortgage to qualified applicants.

Other Event

On May 9, 2005, HouseRaising filed a letter with the NASD, which requested an investigation into what management termed a wave of coordinated naked short selling in the Company’s common stock over a three month period of time. Management believes that the coordinated short selling activity may have contributed to a decline in the closing price of the Company’s common stock from $2.00 per share on February 1, 2005 to $0.53 per share on May 6, 2005, and this coordinated effort may have violated NASD rules, as well as applicable federal securities law. Management cannot predict the outcome of this request.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to December 31, 2004, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

May 11, 2005 (May 11, 2005)	Form 8-K Termination Material Agreement
May 9, 2005 (May 9, 2005)	Form 8-K Other Events
April 4, 2005 (April 8, 2005)	Form 8-K Entry Material Agreement
March 31, 2005 (April 6, 2005)	Form 8-K Entry Material Agreement
March 22, 2005 (March 22, 2005)	Form 8-K Termination Material Agreement
March 7, 2005 (March 7, 2005)	Form 8-K Change in Directors or Principal Officers
March 3, 2005 (March 4, 2005)	Form 8-K Entry Material Agreement

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

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC.
                                                                                           (Registrant)

                                                           /s/ Charles M. Skibo
Date: May 16, 2005     __________________________
                                                          Charles M. Skibo
                                                          Chairman of the Board and
                                                          Chief Executive Officer
                                                          (Principal Executive Officer)

                                                           /s/ Robert V. McLemore
Date: May 16, 2005     __________________________
                                                           Robert V. McLemore
                                                           President and Founder
                                                           (Principal Executive Officer)

                                                           /s/ Richard A. von Gnechten
Date: May 16, 2005     __________________________
                                                           Richard A. von Gnechten
                                                           Chief Financial Officer
                                                           (Principal Financial Officer)

                                                           /s/ Christine M. Carriker
Date: May 16, 2005     __________________________
                                                          Christine M. Carriker
                                                          Senior Vice President,
                                                          Chief Administrative Officer
                                                          (Principal Accounting Officer)