Form 10QSB
period 2005-06-30
HOUSERAISING, INC.
filed 2005-08-15
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock        Outstanding July 31, 2005
Common Stock ($.001 par value)                                                      40,823,091
Class A Convertible Preferred Stock ($.001 par value)                        1,000,000

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

For the Quarter ended June 30, 2005

Cautionary Statement and Risk Factors that May Affect Future Results

This report and other presentations made by HouseRaising, Inc. (“HRI” or “Company”) and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“will,”“predicts,”“estimates,”“we believe,”“the Company believes,”“management believes” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HRI and its subsidiaries, the performance of the industries in which it does business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

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

•	HRI is a development stage company that has an independent auditor’s report for fiscal 2004 that raises substantial doubt about its ability to continue as a going concern;
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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet (unaudited)
As of June 30, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$19,901
Prepaids	324,417
Accounts Receivable	25,941
Excess costs over billings on uncompleted projects	(44,867)
TOTAL CURRENT ASSETS	325,392

PROPERTY AND EQUIPMENT
Property and Equipment	190,474
Accumulated Depreciation	(104,499)
Net Property and Equipment	85,975

OTHER ASSET
Other Assets	26,853
Capitalized Software	9,185,556
Net Other Assets	9,212,409
TOTAL ASSETS	$9,623,776

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$447,221
Interest Payable	35,833
Notes Payable	1,060,313
TOTAL LIABILITIES	1,543,367

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Preferred Stock Class A Convertible ($.001 par value, 5,000,000 authorized:	1,000
1,000,000 issued and outstanding)	-
Common Stock ($.001 par value, 90,000,000 shares authorized:	-
40,823,091 shares issued and outstanding)	40,165
Common Stock Subscribed but not Issued	1,831,413
Additional Paid-in-Capital	10,472,963
Retained Deficit	(4,265,132)
TOTAL STOCKHOLDERS' EQUITY	8,080,409
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,623,776

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the three months ended June 30, 2005 and 2004

	2005		2004(a)
SALES AND COST OF SALES:
Sales		$0	$0
Cost of sales		0	0
Gross Profit		0	0

OTHER REVENUES:
Sales and service fees		0	(40,739)
Other income		47	0

NET REVENUES		47	(40,739)

OPERATING EXPENSES:
Selling, general and administrative		410,838	1,266
Consulting fees		1,149,180	183,291
		1,560,018	184,557

OTHER EXPENSE:
Interest expense		16,526	43,344

NET LOSS		$(1,576,497)	$(268,640)

Net Loss Per Common Share
Basic & Fully Diluted	$	*	*

Weighted Average Common
Shares Outstanding		39,177,964	17,253,050(b )

* = Less than ($.01)
(a) = Consolidated HouseRaising, Inc. and Technology Connections, Inc.
(b) = Reflects solely HouseRaising, Inc. shares

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the six months ended June 30, 2005 and 2004

	2005		2004(a)
SALES AND COST OF SALES:
Sales		$1,590	$39,026
Cost of sales		1,248	28,471
Gross Profit		342	10,555

OTHER REVENUES:
Sales and service fees		8,462	24,523
Other income		141	6,150

NET REVENUES		8,945	41,228

OPERATING EXPENSES:
Selling, general and administrative		877,953	106,171
Consulting fees		1,662,529	336,292
		2,540,482	442,463

OTHER EXPENSE:
Interest expense		25,773	46,137

NET LOSS		$(2,557,310)	$(447,372)

Net Loss Per Common Share
Basic & Fully Diluted	$	*	*

Weighted Average Common
Shares Outstanding		38,163,871	17,253,050(b	)

* = Less than ($.01)
(a) = Consolidated HouseRaising, Inc. and Technology Connections, Inc.
(b) = Reflects solely HouseRaising, Inc. shares

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows (unaudited)
For the six months ended June 30, 2005 and 2004

	2005	2004(c)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,557,310)	$(447,372)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	15,116	13,697
Common stock subscribed for services rendered	2,607,552	342,617
(Increase) decrease in operating assets:	--	--
Accounts receivable		4,767
Capitalized software	(614,317)	(425,953)
Excess of costs over billings on uncompleted contracts	104,510	(3,000)
Accounts payable and accrued expenses	156,069	342,803

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(288,380)	(172,441)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(25,000)	--
Purchase of property and equipment	(15,042)	(24,468)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(40,042)	(24,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in excess of outstanding checks	-	(16,295)
Proceeds for sale of common stock	-	41,200
Borrowings on notes payable	323,556	178,141
NET CASH PROVIDED BY FINANCING ACTIVITIES	323,556	203,046

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(4,866)	6,137

CASH AND CASH EQUIVALENTS:
Beginning of period	24,767	382

End of period	$19,901	$6,519

(c) - Consolidated HouseRaising, Inc. and Technology Connections, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HRI’s Annual Report on SEC Form 10-KSB for the year ended December 31, 2004.

In the opinion of HRI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HRI and its subsidiaries as of June 30, 2005 and the results of their operations for the three and six months ended June 30, 2005 and 2004 and their cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

Revenue Recognition—The Company’s revenue is derived primarily from 1) providing general management of construction for new homes and renovation projects which reflect the home’s contract price, and 2) design and build management services (sales and service fee) to homebuilders and homebuyers on a percentage of such home’s contract price. In no event would the company record more than the home’s contract price for consolidation purposes in the event the company provides both general management and design/build services to the same project. Approximately 60% of the sales and service fee (which is typically 10% of the home’s contract price) is recognized in the initial construction stage. The balance of the Company’s management fee, approximately 40% of the sales and service fee is recognized at closing. Revenues and profits from general management of construction contracts are recognized on the completed-contract method and therefore when the project is completed (or closed). This method is used because financial position and results of operations do not vary significantly from those which would result from use of percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts.

(2) Summary of Significant Accounting Policies (continued)

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

S-8 Share Payments—The Company currently provides S-8 registered shares as compensation for many services rendered as a means of conserving cash until it obtains debt or equity financing. The Company accrues the value of services rendered as an expense or capital expenditure (when it is readily determinable) instead of the stock price at the time the shares are transferred. Employees, consultants and vendors that receive such shares understand that there is risk associated with the volatility of the share price. In some cases there are “true-up” provisions which would result in more or less shares to be issued; however, the expense or capital expenditure would have already been reflected on the company’s financial statements at the time services were rendered.

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

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

(3) Recent Accounting Pronouncements (continued)

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

(4) Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the periods ended June 30, 2005 and 2004.

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
                                                                                =======

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

As of December 31, 2004, the Company had federal and state net operating loss carry forwards in the amount of approximately $1,700,000, which expire at various times through the year 2025.

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

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. As of the end of the second quarter of 2005, the Company has obtained new contracts totaling $2,900,472 of sales in incomplete construction projects and has a number of projects close to signing a contract. On average these new construction projects are completed within 9 months. Additionally, the Company will continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. In addition, the company entered into a strategic partnership with Wachovia Corporation which includes a $1 million operating line of credit which will help address cash needs for the balance of the year (see discussion under Management Discussion and Analysis for additional details). The company has investors that have indicated a willingness to contribute equity to finance on-going operations and the Company did obtain a commitment from Dutchess Private Equities Fund, LP for a $12 million equity line of credit in March, 2005 that it declined as management believes we will obtain better financing terms from interested prospective investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(7) Non-qualified Stock Compensation Plan

On July 7, the Company adopted Amendment Number 2 to its 2004 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved an additional 2,000,000 shares of its $.001 par value Common Stock for these purposes. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

(8) Development Stage Company

The Company is in the development stage as of June 20, 2005 and to date has had minimal significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

Notes payable at June 30, 2005 consist of the following:

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
Bearing 0% interest. Note matures April 2005.                                   $37,500 **

Unsecured note payable to a related party
Bearing 0% interest.54,627

Secured demand note payable to a related party.
Bearing 6% interest. Note matures December 2005                          $516,017

Total Current Portion                                $1,060,313
                                                               ========

**In September, 2004, the Company converted these debts to equity by issuing restricted common shares of the Company’s stock as full settlement for interest obligations existing on these promissory notes, and issued new, non-interest bearing promissory notes payable within 6 months from date of reissue. For the year ending December 31, 2004, the Company imputed interest on the 0% interest bearing notes using a rate of 6%. No further interest is due on these notes until they are paid in full at which time imputed interest will be calculated. As of the date of this filing, these notes have matured, but payment has not yet been made; it is expected but uncertain whether the company will be able to extend these existing agreements on similar terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for June 30, 2005

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

Executive Overview & Strategy

HouseRaising, Inc. is a development stage company in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HRI is a unique company that sells, designs, and builds unique homes for homebuyers on lots they have purchased, and acts as contractors in providing renovations on customer’s existing homes. Using its own proprietary software, HouseRaising brings innovative technology/solutions to the custom home building industry, thus helping home buyers build their own home and independent home builders manage the complete building process.

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

What We Are: Functioning exclusively in the custom homebuilding arena, HouseRaising, Inc. is a Managed Service Provider that will revolutionize the way custom homes are designed and built by small homebuilders.

What We Do: Performing the role of “General Manager,” HouseRaising manages design and build projects with services that improve the quality of the home and the homebuilding experience while lowering its total costs by 10 to 15%. By providing managed services to homebuyers, builders and vendors, HRI turns complicated custom home and renovation projects into financially sound and fun endeavors.

How We Do It: Operating from a national control center and zone design centers located throughout the country, HouseRaising personnel utilize a patent-pending process to define and manage every step in designing and building custom homes.

Before investing in the project, homebuyers visit HouseRaising design centers, which display every component that goes into a new home, allowing customers to examine the quality and make selections. Meeting with homebuyers and the builder, HRI consultants develop turn-key sales prices, select specifications, create workable contracts, designs the home, obtains architectural and engineering approvals, prepares accurate budgets, arranges and manages financing, and coordinates the projects through affiliated builders and vendors committed to providing quality products and services for fixed prices.

Our Market Potential: Of the approximately 500,000 custom home projects built by about 250,000 small builders in America each year, we believe that every one of them could benefit from HouseRaising’s managed services. HouseRaising sells its services through a two—channel marketing and sales approach. Channel #1: HRI approaches the small custom builder who has existing buyer clients who need HouseRaising’s services. Channel #2: HouseRaising markets its services directly to homebuyers who need quality builders for their projects.

Our Financial Plan: The Company is pursuing a three step financial plan: 1) establishing an operating line of credit, 2) pursuing a private placement offering, and 3) obtaining long-term financing. The company entered into a strategic partnership with Wachovia Corporation as announced on July 11, 2005 which includes a $1 million operating line of credit which is expected to address cash needs for the balance of the year. The company is currently working on raising additional funds through a private placement offering for up to $3.5 million. The funds raised from this offering will be used for new home and renovation sales and marketing expense in the Carolinas Zone (covering North and South Carolina) including completing our design center in Charlotte, NC, continued software development and to provide working capital needed for repayment of outstanding notes payable. Management will thereafter seek long-term financing through additional debt or equity financing of up to $15 million to fund rollout of additional zone operations. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its management.

Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company has limited plans to hire additional employees until management is successful in raising capital through the private placement offering. HouseRaising’s management has not entered into any commitments for significant capital expenditures, except the software development project (System C), whereby the company issues shares of common stock for services rendered.

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

HouseRaising’s current focus is implementing the Carolinas’ Zone operation and completing the proprietary software that will be used to design and build multiple projects simultaneously. Beginning in 2004, HouseRaising of Greater Charlotte, LLC commenced sales of new home and renovation projects utilizing a manual version of the system. Further discussion on the Company’s business plan can be found in Item 1 of the Company’s Annual Report on SEC Form 10-KSB for year ended December 31, 2004, which is incorporated by reference.

Results of Operations for Quarter Ended June 30, 2005 Compared to June 30, 2004

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is approved and closed. HouseRaising had no sales that closed in the quarter ended June 30, 2005 and no sales that closed in the same period in 2004. The company has shifted from a focus on software development to operational implementation of its business plan in the Carolinas Zone with new construction and remodeling efforts expected to increase in the future. The Company currently has signed contracts totaling $2,900,472 in sales that are projected to be completed within an average of 9 months. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

Cost of Sales

The cost of sales includes the building expense plus other direct costs associated with new construction, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs. Commensurate with the sales described above, there were no costs of sales recorded for the quarters ending June 30, 2005 and 2004 given that no sales closed during those periods.

Gross Profits

The Company earns profits as the net difference of the project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted for as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. Due to the timing of new home sales and remodeling work, HouseRaising had no gross profits for the quarters ending June 30, 2005 and 2004. The company would expect as existing contracts are completed in subsequent quarters that it would record positive gross profits going forward.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with home buyers paying these charges at the beginning of construction. The fees are a direct cost to the project. There were no sales or service fee revenues for the second quarter ended June 30, 2005 compared to net negative revenue of ($40,739) in 2004. The results in the second quarter of 2004 reflect combined HouseRaising, Inc. and Technology Connections operations which had to write-off a project that had previously been reported as a sales and service fee revenue in the first quarter of 2004. Going forward we would expect this area of revenue to continue to grow as our operations expand and we obtain contracts for additional projects.

Other Income

The Company earned $47 in other income for the period ending June 30, 2005, compared to no other income for the same period in 2004. We would not expect this to increase in 2005 as we implement our business plan focused on design/build and renovation projects and sales and service fees rather than consulting income.

Net Revenues

HouseRaising had no net revenues for the second quarter ended June 20, 2005 compared to net negative revenue of ($40,739) for the same period of 2004 due to the write-off noted above. The net revenue level for the second quarter of 2005 was principally due to the timing of new home sales and remodeling work and the company’s focus in 2004 on developing its System-C software system.

Expenses

Total expenses for the quarter ended June 30, 2005 and 2004 were $1,560,018 and $184,557, respectively. The large increase in expenses for the second quarter is primarily due to an increase in consulting fees incurred in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. These fees were principally investor relations and related consulting services totaling $1,149,180 which was substantially funded through the issuance of restricted shares of common stock. We did also continue to incur higher costs compared to last year in the selling, general and administration related to developing HouseRaising’s Carolinas zone and design/build operations in Charlotte, NC as well as executive management to raise capital for the company. The SG&A expenses were slightly lower than the first quarter of 2005. The administrative costs include advertising, compensation for employees and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region. A substantial portion of these expenses were paid with S-8 shares consistent with stated accounting policies until such time that the company raises additional capital.

We do not expect that we would continue to incur the large consulting fees, but would expect to continue incurring selling, general and administrative costs to continue developing our zone operations in the Carolinas. Due to our start up nature, we issue shares of common stock (restricted or S-8 as appropriate) to professionals and consultants for their marketing, investor relations and general business consulting services and expense based on the value of the services rendered. All of our accounts payable and accrued expenses are trade payables in connection with the normal course of business. We expect to develop revenue sources consistent with these expense levels as we roll out our business plan in 2005 and 2006.

Other Expense

HouseRaising had interest expense of $16,526 for the quarter ended June 30, 2005 compared to $43,344 for the same period in 2004. This represents accrued or imputed interest related to bridge lenders for both HouseRaising as well as the former Technology Connections entity. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. Going forward we would expect this level of interest expense to continue at its current level unless the company cannot obtain equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended June 30, 2005 was $1,576,497 versus a net loss of $268,640 in the same period in 2004, an increase in the loss of $1,307,857. The increase in net loss is directly attributable to the increase in consulting fees (as described under ‘Expenses’) and administrative expenses to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company. Future income will depend on the success of implementing the company’s business plan in 2005. The company does have approximately $2,900,472 of new home construction work in process for 2005 which is consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed.

Results of Operations for Six Months Ended June 30, 2005 Compared to June 30, 2004

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is approved and closed. HouseRaising had sales of $1,590 for the six months ended June 30, 2005, compared to $39,026 for the same period in 2004. The results of operations in 2004 reflect the combined revenue of HouseRaising, Inc. and Technology Connections, Inc. Upon completion of the merger on August 31, 2004, the operations of the former Technology Connections, Inc. were discontinued. The sales for HouseRaising, Inc. decreased due to the timing of current new construction and remodeling in the greater Charlotte area and as the company shifts from a focus on software development to operational implementation of its business plan in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. As of the end of the second quarter of 2005, the Company has new contracts totaling $2,900,472 in sales that are projected to be completed within an average of 9 months.

Cost of Sales

The cost of sales includes the building expense plus other direct costs associated with new construction, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs. Commensurate with the sales described above, the cost of sales for the year to date period ending June 30, 2005 were $1,248 versus $28,471 for the same period in 2004.

Gross Profits

The Company earns profits as the net difference of the project’s sales price and total costs including fees as described under the first quarter results (see discussion earlier for more details). HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. Due to the timing of new home sales and remodeling work, HouseRaising had gross profits of $342 for a small renovation project for the six months ended June 30, 2005 compared to $10,555 for the same period in 2004.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with home buyers paying these charges at the beginning of construction. The fees are a direct cost to the project. Sales and service fee revenues were $8,462 for the first six months of 2005 compared to $24,523 in 2004. Going forward we would expect this to continue to grow as our operations expand and we obtain contracts for additional projects.

Other Income

The Company earned $141 in other income for the six months ending June 30, 2005, compared to $6,150 for the same period in 2004. We would not expect this to increase in 2005 as we implement our business plan focused on design/build and renovation projects and sales and service fees.

Net Revenues

HouseRaising’s net revenues were $8,945 for the first two quarters of 2005 compared to $41,228 for 2004. The net revenue decline was principally due to the timing of new home sales and remodeling work and the company’s focus in 2004 on developing its System-C software system.

Expenses

Total expenses for the six months ended June 30, 2005 and 2004 were $2,540,482 and $442,463, respectively. As described earlier under the results for the second quarter, the increase in year-to-date expenses is primarily due to an increase in consulting fees incurred in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. The consulting expenses we incurred in the first quarter were less than half as much. These fees were substantially funded through the issuance of restricted shares of common stock.

We have incurred higher costs compared to last year in selling, general and administration related to developing HouseRaising’s Carolinas zone and design/build operations in Charlotte, NC as well as executive management to raise capital for the company. The SG&A expenses were slightly lower in the second quarter versus the first quarter of 2005. The administrative costs include advertising, compensation for employees and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region. A substantial portion of these expenses were paid with S-8 shares consistent with stated accounting policies until such time that the company raises additional capital.

We would expect our consulting fees to moderate considerably going forward, but would expect to continue incurring selling, general and administrative costs to continue developing our zone operations in the Carolinas. Due to our start up nature, we issue shares of common stock (restricted or S-8 as appropriate) to professionals and consultants for their marketing, investor relations and general business consulting services and expense based on the value of the services rendered. All of our accounts payable and accrued expenses are trade payables in connection with the normal course of business. We expect to develop revenue sources consistent with these expense levels as we roll out our business plan in 2005 and 2006.

Other Expense

HouseRaising had interest expense of $25,773 for the six months ended June 30, 2005 compared to $46,137 for the same period in 2004. This represents accrued or imputed interest to reimburse bridge lenders for both HouseRaising as well as the former Technology Connections entity. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. Going forward we would expect the level of interest expense to continue at its current level unless the company cannot obtain equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the first two quarters ended June 30, 2005 was $2,557,310 versus a net loss of $447,372 in the same period in 2004, an increase in the loss of $2,109,938. The increase in net loss is directly attributable to the increase in consulting fees (as described under ‘Expenses’) and administrative expenses to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company.

Future income will depend on the success of implementing the company’s business plan in 2005 and 2006. The company does have approximately $2,900,472 of new home construction work in process for 2005 which is consistent with implementing our business plan. The company does also have additional projects in its development pipeline, but these have not yet turned into reportable contracts. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

[Note: the cash flows reported for the prior year reflect nine-months ended September 30, 2004 results which reflects a combination of cash flow for HouseRaising, Inc. and Technology Connections which operated as separate companies until completion of their merger on August 31, 2004). Cash flows used in operations was $288,380 for the first two quarters ended June 30, 2005 versus cash flows used in operations of $172,441 for the same period in 2004. This reflects a net increase in cash used by operations of $115,939, principally due to the increase in net loss and increase in expenditures for the capitalized software offset by an increase in the issuance of common stock for services rendered.

Cash flows used in investment activities were $40,042 for the six months ended June 30, 2005 and $24,468 for the same period in 2004. This was principally due to the purchase of property and equipment associated with new personnel engaged for operating purposes in the first two quarters of 2005 and the purchase of the assets of Integrity Contractors Inc. (“ICI”) of Pensacola, Florida as reported on SEC Form 8-K on April 22, 2005.

Cash flows provided by financing activities were $323,556 for the six months ended June 30, 2005 and $203,046 for the six-months ended June 30, 2004. The principle difference was an increase in notes payable by a related party to support current operations in the first six months of 2005.

Overall, we have funded our cash needs from inception through June 30, 2005 with a series of debt and equity transactions. If we are unable to receive additional cash from related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash on hand of $19,901 and a working capital deficit of $1,217,975 as of June 30, 2005 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in accounts payable and notes payable.

The Company is pursuing a three step financial plan: 1) establishing an operating line of credit, 2) pursuing a private placement offering, and 3) obtaining long-term financing. The company entered into a strategic partnership with Wachovia Corporation as announced on July 11, 2005 which includes a $1 million operating line of credit which is expected to address cash needs for the balance of the year. The company is currently working on raising additional funds through a private placement offering for up to $3.5 million. The funds raised from this offering will be used for new home and renovation sales and marketing expense in the Carolinas Zone (covering North and South Carolina) including completing our design center in Charlotte, NC, continued software development and to provide working capital needed for repayment of outstanding notes payable.

Thereafter, we will rely on new revenue from our business development efforts. The company does have $2,900,472 of new home construction work in process for 2005, as well as a number of prospects that have not yet signed contracts. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. If the projected revenues fall short of needed capital and the company is not able to complete its private placement offering, we may not be able to sustain our capital needs for the next twelve months. In such a case, we would need to obtain additional capital through equity or debt financing to sustain operations. Modifications to our business plans or additional acquisitions may require additional capital for us to operate.

If we choose to launch a more aggressive expansion campaign, management will seek long-term financing through additional debt or equity financing of up to $15 million to fund rollout of additional zone operations. In such a case, we would expect to raise this capital through an additional stock offering once our stock price has stabilized. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its management. If we are unable to raise such additional capital, our continued growth potential could be constrained. The company has investors who have indicated a willingness to contribute equity to finance on-going operations and the Company did obtain a commitment for $12 million in funding in March, 2005 that it declined as management believes they will obtain better financing terms from interested prospective investors.

Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan without substantial use of cash. The Company has limited plans to hire additional employees until management is successful in raising capital through the private placement offering. HouseRaising’s management has not entered into any commitments for significant capital expenditures, except the software development project (System C), whereby the company issues shares of common stock for services rendered.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Once the zone operations are fully implemented, the cash flow from such operations will be sufficient to fulfill our expected future cash needs.

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

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Gregory J. Wessling, and President and Founder, Robert V. McLemore (jointly known as “CEO”), our Chief Financial Officer, Richard A. von Gnechten (“CFO”) and our Chief Administrative Officer, Christine M. Carriker. In addition, we have discussed these matters with our securities counsel and board. In this section, we present the conclusions of our CEO and CFO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II
ITEM 1. LEGAL PROCEEDINGS.

In November 2004, Robert V. McLemore, President and Founder of HouseRaising, entered into a contract whereby he agreed to sell Nite Capital, LP, an investment firm based in Chicago, Illinois, a certain number of shares of his personal stock in return for Nite Capital’s agreement not to sell the shares for a set period of time and not to short sell the shares. It is Mr. McLemore’s belief that Nite Capital defaulted on this contract, and, as a result, McLemore refused to complete the transaction until a review of the short selling activities of Nite Capital and its principles could be completed. In connection with such review, HouseRaising filed a complaint with the NASD which requested an investigation into what management termed a “wave of coordinated naked short selling” in the HouseRaising’s common stock over a three month period of time. Management of HouseRaising believes that this coordinated effort may have violated NASD rules, as well as applicable federal securities laws.

As a result of Mr. McLemore’s and HouseRaising’s actions, on June 27, 2005 Nite Capital filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Robert V. McLemore and HouseRaising, in a matter captioned as Nite Capital, LP, Plaintiff v. Robert V. McLemore and HouseRaising, Inc., Defendants, 05C 3757. The complaint alleges, among other things, a breach of contract by the Defendants and seeks damages, jointly and severally, in an amount at least equal to $353,320, as well as punitive damages.

As mentioned above, the terms of the contract at issue are disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. It intends to promptly move for a dismissal of the claims against it, which, it believes amount to a thinly disguised effort to insert HouseRaising into a dispute between two private parties.

Mr. McLemore and HouseRaising have retained counsel admitted to practice in the U.S. District Court for the Northern District of Illinois, and they intend to vigorously defend this action. The complaint was first served on the Defendants on July 13, 2005.

ITEM 2. CHANGES IN SECURITIES.

During the quarter ended June 30, 2005, the company provided restricted stock for services rendered. The Company provided Mordechai Friedman 370,000 restricted shares for business consulting services associated with working with existing contacts and developing future contacts in the investment industry to introduce the Company and improve investor awareness. The Company provided Zerah Chayil, Inc. 525,000 restricted shares for business consulting services associated with working with existing contacts and developing future contacts in the investment industry to introduce the Company and improve investor awareness. The Company provided Jeannie H. Spin 25,000 restricted shares for business consulting services associated with implementation of the company’s business plan. The Company provided Bruce Nurse 5,000 restricted shares for business consulting services associated with implementation of the company’s business plan. The Company provided Shari Limud, Inc. 474,106 restricted shares for business consulting services associated with improving investor awareness of the company. The Company provided Andre Nazarian 17,500 restricted shares for business consulting services associated with locating and making preliminary investigations into local homebuilders who meet the builder profiles established by the company. The Company provided Ludwik F. Zon 90,000 restricted shares for business consulting services associated with implementation of the company’s business plan. The Company provided Sussex Avenue Partners 50,000 restricted shares in exchange for working with existing contacts and developing future contacts in the investment industry to improve investor awareness of the company. The Company provided Independence Tower 83,666 restricted shares in exchange for the same amount of shares previously reflected as common stock subscribed for office space provided to the Company. For each of these issuances, the Company relied upon Section 4-2 of the Securities Act of 1933 for exemption with issues of these shares.

As part of a severance package with Mr. Charles M. Skibo as Chairman and CEO, the Company entered into a Settlement Agreement (the “Settlement Agreement”) whereby Mr. Skibo was compensated prior to his resignation with a grant of options to purchase shares of common stock that are exercisable over a four year period of time beginning September 1, 2005, having a value equal to $200,000 per year (based on the price of the stock at that time). In addition, he was granted an option to purchase shares of common stock having a value of $100,000, which was exerciseable immediately. The Company also agreed to deliver Mr. Skibo an out-of-the-money warrant vesting over four years to purchase three million shares, which can be exercised over a 10-year period of time. We relied on section 4-2 of the Securities Act of 1933 for exemption with issue of these options.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2005, HouseRaising held its Annual Meeting of Shareholders at its headquarters in Charlotte, North Carolina. An Information Statement on Schedule 14C was prepared in connection with the meeting, and was filed with the Commission and mailed to shareholders of record prior to the meeting. Holders of shares representing a majority of the outstanding voting power present at the meeting in person or by proxy voted in favor of a slate of eight directors nominated by management and for the appointment of Traci J. Anderson, CPA as HouseRaising’s auditor for fiscal 2005.

ITEM 5. OTHER MATTERS

Management Change

On June 23, 2005 HRI announced the appointment of Gregory J. Wessling as the Company’s Chairman and Chief Executive Officer. Mr. Wessling replaced Mr. Charles M. Skibo who decided to retire after serving the company in a similar capacity since the completion of the reverse merger in 2004. Commensurate with this appointment, the Company entered into a Management Agreement with Mr. Wessling that contains substantially similar terms and conditions as the Management Agreement with Mr. Skibo which was reported to the SEC as Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB. Mr. Wessling is a former Senior Executive and 33 year veteran of Lowe’s Companies, Inc. and was a member of the executive management team that transformed Lowe’s Companies, Inc. from a small regional lumber and building supply retailer into a nationwide chain of home products and improvement centers with 1,100 stores in 48 states.

Commensurate with the engagement of Mr. Wessling as Chairman and CEO and termination of Mr. Skibo in the same capacity, the Management Agreement for Mr. Skibo, which is incorporated by reference herein, was terminated and replaced by a Settlement Agreement, which is incorporated by reference herein. In addition, as a result of the resignation of Ms. Sherron Skibo, the management agreement with Ms. Skibo previously filed as Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB is cancelled without further obligation.

Current Status of Announced Transactions

The Company has previously announced an agreement in principle to acquire LearnBytes, LLC, a North Carolina limited liability company, which is engaged in the business of web-based multimedia program design and development. The Company entered into an asset purchase agreement with LearnBytes, LLC dated as of August 1, 2005 pursuant to the company purchasing all the assets of LearnBytes, LLC, including intellectual property and its name, for 500,000 restricted shares of HouseRaising stock as reported on SEC Form 8-K on August 10, 2005, incorporated herein by reference. The valuation of assets purchased in this agreement is approximately $150,000, based on unaudited financial statements. The transaction closed on August 4, 2005. HouseRaising subsequently entered into consulting agreements with the former LearnBytes personnel which the principal purpose in the near term to complete System C for the company and in the long-term to build and run HouseRaisingAcademy.

On April 22, 2005, HouseRaising entered into an agreement to acquire Integrity Contractors Inc. (“ICI”) of Pensacola, Florida. ICI’s President/Founder has joined HRI’s management team as Vice President and National Manager of Project Development. The company plans to use this acquisition to launch its Northwest Florida Zone operation in the future. The acquisition itself will not have a material impact on the balance sheet of the Company and was completed in the second quarter.

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

Affiliation Agreements

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

On July 11, 2005, HRI announced the formation of a strategic partnership and operating line of credit with Wachovia Corp. Through this partnership, Wachovia has agreed to become the lead bank in assisting HouseRaising to fund its national expansion plan. Wachovia also approved a $1 million line of credit to fund the Company’s operational requirements which is secured by equity security of the company beneficially owned by an officer of the company. Wachovia is one of the nation’s foremost banking and financial service institutions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to December 31, 2004, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

August 4, 2005 (August 10, 2005)	Form 8-K Entry Material Agreement
July 13, 2005 (July 19, 2005)	Form 8-K Other Events
June 23, 2005 (July 1, 2005)	Form 8-K Entry Material Agreement, Termination Material Agreement & Changes in
Directors or Principal Officers
May 13, 2005 (May 24, 2005)	Form 8-K Changes in Directors or Principal Officers
May 2, 2005 (May 11, 2005)	Form 8-K Termination Material Agreement
May 9, 2005 (May 9, 2005)	Form 8-K Other Events
April 4, 2005 (April 8, 2005)	Form 8-K Entry Material Agreement
March 31, 2005 (April 6, 2005)	Form 8-K Entry Material Agreement
March 16, 2005 (March 22, 2005)	Form 8-K Termination Material Agreement
March 1, 2005 (March 7, 2005)	Form 8-K Change in Directors or Principal Officers
February 25, 2005 (March 4, 2005)	Form 8-K Entry Material Agreement

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions

2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exh. 2 to the Definitive Information Statement filed on August 10, 2004)
3.1	Articles of Incorporation (incorporated by reference from Exh.3 of Form SB-2 filed April 11, 2002)
3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)
3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exh.3 to Form SB-2 filed April 11, 2002)
3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exh. 4 to the Definitive Information Statement filed August 10, 2002)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert V. McLemore, President and Founder*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Christine M. Carriker, Senior Vice President & Chief Administrative Officer*
32.1	Section 1350 Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
32.2	Section 1350 Certification of Robert V. McLemore, President and Founder*
32.3	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*
32.4	Section 1350 Certification of Christine M. Carriker, Senior Vice President and Chief Administrative Officer*
_________________________________
*-Filed herewith

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC.
(Registrant)

/s/ Gregory J. Wessling
Date: August 15, 2005                                                               Gregory J. Wessling
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert V. McLemore
Date: August 15, 2005                                                               Robert V. McLemore
President and Founder
(Principal Executive Officer)

/s/ Richard A. von Gnechten
Date: August 15, 2005                                                               Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

/s/ Christine M. Carriker
Date: August 15, 2005                                                   Christine M. Carriker
Senior Vice President,
Chief Administrative Officer
(Principal Accounting Officer)