Form 10QSB
period 2005-09-30
HOUSERAISING, INC.
filed 2005-11-15
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

(Former name of registrant)

North Carolina	56-2253025
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding October 31, 2005
Common Stock ($.001 par value)	43,699,298
Class A Convertible Preferred Stock ($.001 par value)	1,000,000

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This quarterly report contains the required unaudited financial statements. We are not required to deliver a quarterly report to security holders and will not voluntarily deliver a copy of the quarterly report to security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

The rest of this page is left intentionally blank

HOUSERAISING, INC.
FORM 10-QSB

For the Quarter ended September 30, 2005

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

•	no assurance that the Company will be able to recruit quality homebuilders and personnel in order to meet the goals set forth in its business plan and rollout of Zone operations;
•	no assurance that potential acquisitions will materialize and/or be successfully integrated into operations;
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

•	while the company has filed a patent registration to protect its intellectual property, until patent pending has been issued, HRI’s technology and software are at risk of being copied by competitors;
•	HRI’s success is dependent upon the continued active participation of its President, Robert V. McLemore;
•	our common stock trades on the over-the-counter market and is subject to high volatility; future sales of common stock could adversely affect the stock price;
•	HRI provides S-8 shares as compensation for services rendered which could impact stock volatility and future issuance;
•	principal stockholders control business affairs which means investors will have little or no participation in business;
•	the risk that an investor in the Company will never see a return on investment and the stock may become worthless;
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

•	HRI is a development stage company that has an independent auditor’s report for fiscal 2004 that raises doubt about its ability to continue as a going concern;
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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet (unaudited)
As of September 30, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$380,729
Prepaids	192,950
Accounts Receivable	28,178
Other Current Assets	129,014
TOTAL CURRENT ASSETS	730,871

PROPERTY AND EQUIPMENT
Property and Equipment	201,494
Accumulated Depreciation	(112,057)
Net Property and Equipment	89,437

OTHER ASSET
Other Assets	143,581
Capitalized Software	10,291,626
Net Other Assets	10,435,207
TOTAL ASSETS	$11,255,515

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$211,642
Interest Payable	53,430
TOTAL CURRENT LIABILITIES	265,072

Notes Payable	952,832
Bank Loan	990,000
TOTAL LIABILITIES	2,207,904

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Preferred Stock Class A Convertible ($.001 par value, 5,000,000 authorized:	1,000
1,000,000 issued and outstanding)	—
Common Stock ($.001 par value, 90,000,000 shares authorized:	—
43,288,070 shares issued and outstanding)	44,742
Common Stock Subscribed but not Issued	1,821,413
Additional Paid-in-Capital	12,359,188
Retained Deficit	(5,178,732)
TOTAL STOCKHOLDERS' EQUITY	9,047,611
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,255,515

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the three months ended September 30, 2005 and 2004

	2005		2004(a)
SALES AND COST OF SALES:
Sales		$0	$0
Cost of sales		0	0
Gross Profit		0	0

OTHER REVENUES:
Sales and service fees		9,151	33,333
Other income		47	0

NET REVENUES		9,198	33,333

OPERATING EXPENSES:
Selling, general and administrative		684,246	44,116
Consulting fees		215,688	350
		899,934	44,466

OTHER EXPENSE:
Interest expense		26,186	22,165

NET LOSS		$(916,922)	$(33,298)

Net Loss Per Common Share
Basic & Fully Diluted	$	*	*

Weighted Average Common
Shares Outstanding		41,666,935	9,411,501(b	)

* = Less than ($.01)
(a) = Consolidated HouseRaising, Inc. and Technology Connections, Inc.
(b) = Reflects solely HouseRaising, Inc. shares

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the nine months ended September 30, 2005 and 2004

	2005		2004(a)
SALES AND COST OF SALES:
Sales		$1,590	$39,176
Cost of sales		1,248	28,471
Gross Profit		342	10,705

OTHER REVENUES:
Sales and service fees		17,613	57,856
Other income		188	6,000

NET REVENUES		18,143	74,561

OPERATING EXPENSES:
Selling, general and administrative		1,558,230	150,287
Consulting fees		1,878,817	336,642
		3,437,047	486,929

OTHER EXPENSE:
Interest expense		51,959	68,302

NET LOSS		$(3,470,863)	$(480,670)

Net Loss Per Common Share
Basic & Fully Diluted	$	*	*

Weighted Average Common
Shares Outstanding		39,331,559	4,660,212(b	)

* = Less than ($.01)
(a) = Consolidated HouseRaising, Inc. and Technology Connections, Inc.
(b) = Reflects solely HouseRaising, Inc. shares

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2005 and 2004

	2005	2004(c)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,470,863)	$(480,670)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	22,674	13,697
Common stock subscribed for services rendered	4,488,354	342,617
(Increase) decrease in operating assets:	—	—
Accounts receivable	(2,237)	38,065
Capitalized software	(1,720,387)	(425,953)
Excess of billings over costs on uncompleted contracts	(69,371)	(3,000)
Accounts payable and accrued expenses	69,507	342,803

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(682,323)	(172,441)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(141,728)	—
Purchase of property and equipment	(26,062)	(24,468)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(167,790)	(24,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in excess of outstanding checks	—	(16,295)
Proceeds for sale of common stock	—	41,200
Borrowings on notes payable	1,206,075	178,141
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,206,075	203,046

NET INCREASE IN CASH AND
CASH EQUIVALENTS	355,962	6,137

CASH AND CASH EQUIVALENTS:
Beginning of period	24,767	382

End of period	$380,729	$6,519

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

In the opinion of HRI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HRI and its subsidiaries as of September 30, 2005 and the results of their operations for the three and nine months ended September 30, 2005 and 2004 and their cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

Revenue Recognition—The Company’s revenue is derived primarily from 1) providing general management of construction for new homes and renovation projects which reflect the home’s contract price, and 2) design and build management services (sales and service fee) to homebuilders and homebuyers on a percentage of such home’s contract price. In no event would the company record more than the home’s contract price for consolidation purposes in the event the company provides both general management and design/build services to the same project. Approximately 60% of the sales and service fee (which is typically 10% of the home’s contract price) is recognized in the initial construction stage. The balance of the Company’s management fee, approximately 40% of the sales and service fee is recognized at closing. Revenues and profits from general management of construction contracts are recognized on the completed-contract method and therefore when the project is completed (or closed). This method is used because financial position and results of operations do not vary significantly from those which would result from use of percentage-of-completion method and is conservative. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts.

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

S-8 Share Payments—The Company currently provides S-8 registered shares as compensation for many services rendered as a means of conserving cash until it obtains adequate debt or equity financing. The Company accrues the value of services rendered as an expense or capital expenditure (when it is readily determinable and meets the tests under FASB 123) instead of the stock price at the time the shares are transferred. Employees, consultants and vendors that receive such shares understand that there is risk associated with the volatility of the share price. In some cases there are “true-up” provisions which would result in more or less shares to be issued; however, the expense or capital expenditure would have already been reflected on the company’s financial statements at the time services were rendered.

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

(4) Income Taxes

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the periods ended September 30, 2005 and 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2004 is as follows:

Total deferred tax assets	$648,000
Valuation allowance	(648,000)

Net deferred tax asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the periods ended March 31, 2005 and 2004 is as follows:

	2005		2004
Income tax computed at the federal statutory rate	34%		34%
State income taxes, net of federal tax benefit	4%		4%
Valuation allowance	(38%	)	(38%	)
Total deferred tax asset	0%		0%

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

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. As of the end of the third quarter of 2005, the Company has contracts totaling $3,027,777 of sales in incomplete construction projects and has a number of projects close to signing a contract. The company completed projects in October totaling $512,922 in new home construction and $32,500 in service fees of existing projects that will be recorded as 4th quarter revenues. The company entered into a strategic partnership with Wachovia Corporation which includes a $1 million operating line of credit which is helping address short-term cash needs (see discussion under Management Discussion and Analysis for additional details) and has helped strengthen the Company’s balance sheet with a positive net working capital. The company has investors that have indicated an interest in contributing equity to finance on-going operations and the Company has raised a portion of its private placement offering that is currently being marketed by the company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(8) Development Stage Company

The Company is in the development stage as of September 30, 2005 and to date has had minimal significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(9) Commitments

The Company leases its office facilities. The Company also has one vehicle under lease that has been classified as an operating lease expiring in September 2006. Payment due under the lease is $1,384 per month.

Rent expense was $78,574 and $79,024 in 2004 and 2003, respectively.

Future minimum rental payments as of December 31, 2004 in the aggregate and for each of the two succeeding years are as follows:

Year	Amount
2005	$81,778
2006	$97,800
Total	$179,578

(10) Notes Payable

Notes payable at September 30, 2005 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$30,000	**

Secured note payable to an unrelated party.
Bearing 0% interest. Note matured April 2005.	$50,000	**

Secured note payable to an unrelated party.
Bearing 15% interest. Note matures May 2005.	$155,000	**

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$91,500	**

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$95,000	**

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$37,500	**

Secured demand note payable to a related party.
Bearing 6% interest. Note matures December 2005 -September 2006	$473,164

Total Current Portion	$952,832

**In September, 2004, the Company converted these debts to equity by issuing restricted common shares of the Company’s stock as full settlement for interest obligations existing on these promissory notes, and issued new, non-interest bearing promissory notes payable within 6 months from date of reissue. For the year ending December 31, 2004 and period ending September 30, 2005, the Company imputed interest on the 0% interest bearing notes using a rate of 6%. No further interest is due on these notes until they are paid in full. As of the date of this filing, these notes are in default, but the company expects to make satisfactory payment arrangements in the near future.  These notes represent less than 5 percent of the total assets of the company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for September 30, 2005

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

Executive Overview & Strategy

HouseRaising, Inc. is a development stage company in the business of selling, designing and managing design/build and renovation projects and home building solutions in the residential homebuilding market for homebuyers and homebuilders. HRI is a unique company that sells, designs, and builds unique homes for homebuyers on lots they have purchased, and acts as contractors in providing renovations on customer’s existing homes. Using its own proprietary software (System C), HouseRaising brings innovative technology/solutions to the custom home building industry, thus helping home buyers build their own home and independent home builders manage the complete building process.

What We Are: Functioning exclusively in the custom homebuilding arena, HouseRaising, Inc. is a Managed Service Provider that is revolutionizing the way custom dream homes are designed and built by small homebuilders.

The Amish and other early Americans learned to depend on each other and work together to complete challenging projects like building a house. Those community efforts were led by a team leader, managing the project. However, in today’s homebuilding environment, without the team leader, the building of a customer’s dream home has become a complex undertaking that most homeowners describe as costly and unpleasant. Today, HouseRaising is that team leader—operating as a 21st century company focused on recreating the proud tradition of organizing groups of experts to help customers design and build unique homes.

What We Do: Performing the role of “General Manager,” HouseRaising manages design and build projects with services that improve the quality of the home and the homebuilding experience. Depending on the design structure selected by the homeowners, HouseRaising can lower the home’s total costs by up to 10%. By providing managed services to homebuyers, builders and vendors, HRI turns complicated custom home and renovation projects into financially sound and fun endeavors.

How We Do It: Operating from a national control center and zone design centers located throughout the country, HouseRaising personnel utilize a patent-pending process to define and manage every step in designing and building custom homes.

HouseRaising sells its managed services to both the home buyer and the home builder. Because HouseRaising does not compete with custom homebuilders as a competitive builder, and because HouseRaising does not share in the builder’s profits, the company’s approach of linking builders, buyers and vendors into a single contract for services represents the interest of homebuyers, vendors and builders alike. Homebuyers who have selected a local builder, as well as buyers who seek a quality builder to build their home, can contract with HRI to manage the project for both of them.

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

Our Financial Plan: The Company is pursuing a three step financial plan: 1) establishing an operating line of credit, 2) pursuing a private placement offering, and 3) potentially obtaining long-term financing. The company entered into a strategic partnership with Wachovia Corporation on July 11, 2005 which includes a $1 million operating line of credit which is helping address short-term cash needs. The company is currently raising additional funds through a private placement offering for approximately $3.5 million. The funds raised from this offering will be used for new home and renovation sales and marketing expense in the Carolinas Zone (covering North and South Carolina) including completing our design center in Charlotte, NC, the initial roll-out of a second zone (expected to be developed in the Gulf Coast region) and to provide working capital needed for repayment of outstanding notes payable. Depending on the outcome of the Company’s initial rollout, management will consider seeking long-term financing through additional debt or equity to fund the rollout of additional zone operations. The amount of this long-term financing will be determined based on the success of its initial zone operations. There is no assurance that the company will need to obtain additional financing or be able to obtain additional financing on terms acceptable to its management.

Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company will engage additional contractors, as necessary, consistent with its plans to develop the Carolinas Zone and pursue new opportunities in the Gulf Coast region. HouseRaising’s management has not entered into any commitments for significant capital expenditures, except the software development project (System C), whereby the company principally issues shares of common stock for services rendered.

A potential part of HouseRaising, Inc.’s strategy is to build its business through the merger or acquisition of existing home builders and technology companies that will benefit our business plan at a fair price. It is reasonable to expect that such activity is an ongoing part of HRI’s business development efforts. At any given time the company could be in process of analyzing or making an offer for such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing. It is quite possible that no transactions will take place at all.

HouseRaising’s current focus is implementing the Carolinas’ Zone operation, pursuing new opportunities in the Gulf Coast region and implementing the proprietary software (System C) that will be used to design and build multiple projects simultaneously. Beginning in 2004, HouseRaising of Greater Charlotte, LLC commenced sales of new home and renovation projects utilizing a manual version of the system. Further discussion on the Company’s business plan can be found in Item 1 of the Company’s Annual Report on SEC Form 10-KSB for year ended December 31, 2004, which is incorporated by reference.

Results of Operations for Quarter Ended September 30, 2005 Compared to September 30, 2004

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is approved and closed. HouseRaising had no sales that closed in the quarter ended September 30, 2005 and no sales that closed in the same period in 2004. The Company completed a project in October in the amount of $512,922 which will be reflected in 4th quarter sales. The company has shifted from a focus on software development to operational implementation of its business plan in the Carolinas Zone with new construction and remodeling efforts expected to increase in the future. The Company currently has signed contracts totaling $3,027,777 in sales that are projected to be completed within an average of 9 months. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

Cost of Sales

The cost of sales includes the building expense plus other direct costs associated with new construction, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs. Commensurate with the sales described above, there were no costs of sales recorded for the quarters ending September 30, 2005 and 2004 given that no sales closed during those periods.

Gross Profits

The Company earns gross profits as the net difference of the project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. Due to the timing of new home sales and remodeling work, HouseRaising had no gross profits for the quarters ending September 30, 2005 and 2004. As existing contracts are completed the Company would expect to record positive gross profits in subsequent quarters.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with home buyers paying these charges at the beginning of construction. The fees are a direct cost to the project. There was $9,151 in sales or service fee revenue for the third quarter ended September 30, 2005 which reflects worked earned on the existing contracts in place. As of the end of October, the Company has recorded $32,500 in service fee revenue associated with these same contracts. The revenue of $33,333 for the third quarter ended September 30, 2004 reflects combined HouseRaising, Inc. and Technology Connections operations which have little comparative relation to the current operations. Going forward we would expect this area of revenue to continue to grow as our operations expand, we obtain contracts for additional projects and we complete work already contracted.

Other Income

The Company earned $47 in other income for the period ending September 30, 2005, compared to no other income for the same period in 2004. We would not expect this to increase in 2005 as we implement our business plan focused on design/build and renovation projects and sales and service fees rather than consulting income.

Net Revenues

HouseRaising had $9,198 in net revenues for the third quarter ended September 30, 2005 compared to $33,333 for the same period of 2004. The net revenue level for the third quarter of 2005 was principally due to the timing of new home sales and remodeling work and the company’s focus in 2004 on developing its System C software system. As the Company completes current signed contracts totaling $3,027,777, net revenues will be recorded. The Company completed a project in October in the amount of $512,922 and had service fee revenue of $32,500 related to other existing contracts which will be reflected in the 4th quarter and impact net revenues.

Expenses

Total expenses for the quarter ended September 30, 2005 and 2004 were $899,934 and $44,466, respectively. The third quarter expenses were about $600,000 less than the second quarter, 2005 (when the company responded to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9), and $100,000 less than the first quarter. These expenditure levels reflect a decrease in outside consulting services and focus on implementing its core business plan to complete the System C software (capitalized work) and develop and implement HouseRaising’s Carolinas zone and design/build operations and to raise capital for the company (selling, general and administration work). These expenses for the third quarter are higher than last year because the company is actually implementing its plans whereas last year HouseRaising focused principally on capital work related to System C and the consolidated expenses related to Technology Connections which will not be continued. The administrative costs include advertising, compensation for employees and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region. A substantial portion of these expenses were paid with S-8 shares consistent with stated accounting policies until such time that the company raises additional capital.

We do not expect that we would continue to incur the large consulting fees, but would expect to continue incurring selling, general and administrative costs to continue developing our zone operations in the Carolinas. Due to our start up nature, we issue shares of common stock (restricted or S-8, as appropriate) to professionals and consultants for their marketing, investor relations and general business consulting services and expense based on the value of the services rendered. All of our accounts payable and accrued expenses are trade payables in connection with the normal course of business. We expect to develop revenue sources consistent with these expense levels as we roll out our business plan in the last quarter of 2005 and 2006.

Other Expense

HouseRaising had interest expense of $26,186 for the quarter ended September 30, 2005 compared to $22,165 for the same period in 2004. This represents accrued or imputed interest related to bridge lenders and the Wachovia line of credit in 2005 versus similar expenses in 2004 for both HouseRaising and the former Technology Connections entity. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. Going forward we would expect this level of interest expense to continue at its current level unless the company cannot obtain equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended September 30, 2005 was $916,922 versus a net loss of $33,298 in the same period in 2004, an increase in the loss of $880,484. The increase in net loss is directly attributable to the increase in expenses (as described under ‘Expenses’) to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company. Future income will depend on the success of implementing the company’s business plan in the last quarter of 2005 and 2006. The Company has signed contracts totaling approximately $3,027,777 of new home and remodel construction work which is consistent with our business plan. The Company completed a project in October in the amount of $512,922 and had service fee revenue of $32,500 related to other existing contracts which will be reflected in the 4th quarter and impact net income. Actual sales are recorded upon completion of each project while sales and service revenue are recorded as earned. There is no guarantee that all of these projects will be completed.

Results of Operations for Nine Months Ended September 30, 2005 Compared to September 30, 2004

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is approved and closed. HouseRaising had sales of $1,590 for the nine months ended September 30, 2005, compared to $39,176 for the same period in 2004. The Company completed a project in October in the amount of $512,922 which will be reflected in the 4th quarter sales. The results of operations in 2004 reflect the combined revenue of HouseRaising, Inc. and Technology Connections, Inc. Upon completion of the merger on August 31, 2004, the operations of the former Technology Connections, Inc. were discontinued. The sales for HouseRaising, Inc. decreased due to the timing of current new construction and remodeling in the greater Charlotte area and as the company shifts from a focus on software development to operational implementation of its business plan in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. As of the end of the third quarter of 2005, the Company has new contracts totaling $3,027,777 in sales that are projected to be completed within an average of 9 months.

Cost of Sales

The cost of sales includes the building expense plus other direct costs associated with new construction, such as subcontractors and permits. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of homes at any given location and the related cost of labor to complete the jobs. Commensurate with the sales described above, the cost of sales for the year to date period ending September 30, 2005 were $1,248 versus $28,471 for the same period in 2004.

Gross Profits

The Company earns gross profits as the net difference of the project’s sales price and total costs including fees as described under the first quarter results (see discussion earlier for more details). HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. Due to the timing of new home sales and remodeling work, HouseRaising had gross profits of $342 for a renovation project for the nine months ended September 30, 2005 compared to $10,705 for the same period in 2004.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with home buyers paying these charges at the beginning of construction. The fees are a direct cost to the project. Sales and service fee revenues were $17,613 for the first nine months of 2005 compared to $57,856 in 2004. As of the end of October, the Company has recorded $32,500 in service fee revenue associated with these same contracts. Going forward we would expect this area of revenue to continue to grow as our operations expand, we obtain contracts for additional projects and we complete work already contracted.

Other Income

The Company earned $188 in other income for the nine months ending September 30, 2005, compared to $6,000 for the same period in 2004. We would not expect this to increase in 2005 as we implement our business plan focused on design/build and renovation projects and sales and service fees.

Net Revenues

HouseRaising’s net revenues were $18,143 for the first three quarters of 2005 compared to $74,561 for 2004. The net revenue decline was principally due to the timing of new home sales and remodeling work and the company’s focus in 2004 on developing its System C software system. As the Company completes current signed contracts totaling $3,027,777, net revenues will be recorded. The Company completed a project in October in the amount of $512,922 and had service fee revenue of $32,500 related to other existing contracts which will be reflected in the 4th quarter and impact net revenues.

Expenses

Total expenses for the nine months ended September 30, 2005 and 2004 were $3,437,047 and $486,929, respectively. The increase in year-to-date expenses is primarily due to an increase in consulting fees in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. The consulting expenses we incurred in the second quarter in response to this situation, principally investor relations and related consulting services, represent over 60% of the $1,878,217 year-to-date consulting expenses. These expenses were substantially funded through the issuance of restricted shares of common stock.

We have incurred higher costs compared to last year in selling, general and administration related to developing HouseRaising’s Carolinas zone and design/build operations and to raise capital for the company. These selling, general and administrative expenses are higher than last year because the company is actually implementing its plans whereas last year HouseRaising focused principally on capital work related to System C and expenses related to Technology Connections which will not be continued. The administrative costs include advertising, compensation for employees and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region. A substantial portion of these expenses were paid with S-8 shares consistent with stated accounting policies.

We do not expect that we would continue to incur the large consulting fees, but would expect to continue incurring selling, general and administrative costs to continue developing our zone operations in the Carolinas. Due to our start up nature, we issue shares of common stock (restricted or S-8 as appropriate) to professionals and consultants for their marketing, investor relations and general business consulting services and expense based on the value of the services rendered. All of our accounts payable and accrued expenses are trade payables in connection with the normal course of business. We expect to develop revenue sources consistent with these expense levels as we roll out our business plan in the last quarter of 2005 and 2006.

Other Expense

HouseRaising had interest expense of $51,959 for the nine months ended September 30, 2005 compared to $68,302 for the same period in 2004. This represents accrued or imputed interest related to bridge lenders and the Wachovia line of credit in 2005 versus similar expenses in 2004 for both HouseRaising and the former Technology Connections entity. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. Going forward we would expect the level of interest expense to continue at its current level unless the company cannot obtain equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the three quarters ended September 30, 2005 was $3,470,863 versus a net loss of $480,670 in the same period in 2004, an increase in the loss of $2,990,422. The increase in net loss is directly attributable to the increase in consulting fees (as described under ‘Expenses’) and administrative expenses to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company.

Future income will depend on the success of implementing the company’s business plan in the last quarter of 2005 and 2006. The Company does have signed contracts totaling approximately $3,027,777 of new home and remodeling construction work which is consistent with our business plan. The Company completed a project in October in the amount of $512,922 and had service fee revenue of $32,500 related to other existing contracts which will be reflected in the 4th quarter and impact net income. The company does also have additional projects in its development pipeline, but these have not yet turned into reportable contracts. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset normal inflationary increases in the cost of labor by increasing sales and improving operating efficiencies. However, Hurricane’s Katrina and Rita had a substantial impact on the Gulf Coast region and as a result it is estimated that more than 350,000 homes will need to be rebuilt. This presents an opportunity for the company, but this volume of construction will have an impact on labor and material costs in the near future. Such expenses will be passed on to customers. Overall, the company does not expect such increases will have a significant impact on the company’s target market: the custom home sector of the homebuilding industry.

Liquidity and Capital Resources

[Note: the cash flows reported for the prior year reflect nine-months ended September 30, 2004 results which reflects a combination of cash flow for HouseRaising, Inc. and Technology Connections which operated as separate companies until completion of their merger on August 31, 2004.] Cash flows used in operations was $682,323 for the first three quarters ended September 30, 2005 versus cash flows used in operations of $172,441 for the same period in 2004. This reflects a net increase in cash used by operations of $509,882, principally due to the increase in net loss and increase in expenditures for the capitalized software offset by an increase in the issuance of common stock for services rendered.

Cash flows used in investment activities were $167,790 for the nine months ended September 30, 2005 and $24,468 for the same period in 2004. This was principally due to the acquisition of the assets of LearnBytes, LLC of Charlotte, North Carolina as reported on SEC Form 8-K on August 10, 2005 and Integrity Contractors Inc. (“ICI) of Pensacola, Florida as announced on April 22, 2005 and previously reported on SEC Form 10-QSB on May 16, 2005 and the purchase of property and equipment associated with new personnel engaged for operating purposes in the first three quarters of 2005.

Cash flows provided by financing activities were $1,206,075 for the nine months ended September 30, 2005 and $203,046 for the nine-months ended September 30, 2004. The principle difference was an increase in line of credit (bank loan) of $1 million established by Wachovia Corporation and a note payable by a related party to support current operations in the first nine months of 2005.

Overall, we have funded our cash needs from inception through September 30, 2005 with a series of debt and equity transactions. If we are unable to receive additional cash from related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash on hand of $380,729 and a working capital surplus of $465,799 as of September 30, 2005. This is not, however, sufficient to fund our operations through the next twelve months without additional sources of capital. Our working capital improved from the second quarter principally due to the availability of a bank loan from Wachovia and the paying down of accounts payable during this time period.

The Company is pursuing a three step financial plan: 1) establishing an operating line of credit, 2) pursuing a private placement offering, and 3) potentially obtaining long-term financing. The company entered into a strategic partnership with Wachovia Corporation on July 11, 2005 which includes a $1 million operating line of credit which is helping address short-term cash needs. The company is currently raising additional funds through a private placement offering of approximately $3.5 million. The funds raised from this offering will be used for new home and renovation sales and marketing expense in the Carolinas Zone (covering North and South Carolina) including completing our design center in Charlotte, NC and the initial roll-out of a second zone (in the Gulf Coast region) and to provide working capital needed for repayment of outstanding notes payable.

Thereafter, we will rely on new revenue from our business development efforts. The company does have $3,027,777 of new home construction work in process for 2005 (including a completed a project in October in the amount of $512,922 and service fee revenue of $32,500 in October related to other existing contracts which will be reflected in 4th quarter sales), as well as a number of prospects that have not yet signed contracts. The actual sales will be recorded upon completion of each project while sales and service revenues will be recorded as earned. If the projected revenues fall short of needed capital and the company is not able to complete its private placement offering, we may not be able to sustain our capital needs for the next twelve months. In such a case, we would need to obtain additional capital through equity or debt financing to sustain operations. Modifications to our business plans or additional acquisitions may require additional capital for us to operate.

If we choose to launch a more aggressive expansion campaign and cash flow from existing operations is not sufficient, management may seek long-term financing through additional debt or equity financing to fund the rollout of additional zone operations. In such a case, we would expect to raise this capital through an additional stock offering once our stock price has stabilized. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its management. The company has investors who have indicated a willingness to contribute equity to finance on-going operations and the Company did obtain a commitment for $12 million in funding in March, 2005 that it declined as management believes they will obtain better financing terms from interested prospective investors.

Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company will engage additional contractors as necessary consist with its plans to develop the Carolinas Zone and pursue new opportunities in the Gulf Coast region. HouseRaising’s management has not entered into any commitments for significant capital expenditures, except the software development project (System C), whereby the company principally issues shares of common stock for services rendered.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Once the zone operations are fully implemented, the cash flow from such operations will be sufficient to fulfill our expected future cash needs.

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods, although the custom home building segment of the home building market has proven more resilient to economic down turns. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In November 2004, Robert V. McLemore, President and Founder of HouseRaising, entered into a personal contract whereby he agreed to sell Nite Capital, LP, an investment firm based in Chicago, Illinois, a certain number of shares of his personal stock in return for Nite Capital’s agreement not to sell the shares for a set period of time and not to short sell the shares. It is Mr. McLemore’s belief that Nite Capital defaulted on this contract, and, as a result, McLemore refused to complete the transaction until a review of the short selling activities of Nite Capital and its principles could be completed. In connection with such review, HouseRaising filed a complaint with the NASD which requested an investigation into what management termed a “wave of coordinated naked short selling” in the HouseRaising’s common stock over a three month period of time. Management of HouseRaising believes that this coordinated effort may have violated NASD rules, as well as applicable federal securities laws.

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

As mentioned above, the terms of the contract at issue are disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. Mr. McLemore and HouseRaising have retained Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice in the U.S. District Court for the Northern District of Illinois, and intend to vigorously defend this action. The Company filed for a dismissal of the claims against it on August 23, 2005 and is awaiting a decision on this matter. The Company believes the claims against it amount to a thinly disguised effort to insert HouseRaising into a dispute between two private parties. The complaint was first served on the Defendants on July 13, 2005.

ITEM 2. CHANGES IN SECURITIES.

During the quarter ended September 30, 2005, the company provided restricted stock for services rendered and for the acquisition of assets. The Company provided LearnBytes, LLC 500,000 restricted shares for the purchase of the assets of the company. The Company provided James C. Alexander 20,000 warrants for business consulting services associated with implementation of the company’s business plan. The Company provided Grant Neerings 70,000 restricted shares for business consulting services associated with System C prior to the acquisition of LearnBytes, LLC. The Company provided John Wolff 216,880 restricted shares for business consulting services associated with System C prior to the acquisition of LearnBytes, LLC. The Company provided Chris Gagliardo 195,660 restricted shares for business consulting services associated with System C prior to the acquisition of LearnBytes, LLC. For each of these issuances, the Company relied upon Section 4-2 of the Securities Act of 1933 for exemption with issues of these shares. LearnBytes, LLC has piggy-back registration rights in connection with the 500,000 shares as follows: if after one year from the date of issuance, the Company files for registration with the SEC a registration statement on Form SB-2 in connection with the offer for sale of any shares of its Common Stock, the Company shall give prompt written notice to LearnBytes, LLC of its intention to effect such registration and shall include such Registrable Securities held by LearnBytes and requested to be included in such registration upon proper notice, in the subject registration statement on Form SB-2, or in a later registration statement on Form SB-2 with respect to shares of Registrable Securities that have not been sold by LearnBytes, subject to any cutback or lock-up of the Registrable Securities as mutually agreed upon between LearnBytes and the Company. The Company shall use its best efforts to maintain the effectiveness of the registration statement until the date that all of the Registrable Securities have been sold.

As previously reported on SEC Form 8-K on September 26, 2005 the company commenced a private offering of common stock and warrants in an amount equal to approximately $3.5 million that is intended to be exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (‘the Act’). The company sold two units consisting of 750,000 shares of common stock and an equal amount of warrants to two accredited investors as defined in Rule 501(a) for $375,000. Neither the shares of common stock sold nor the shares underlying the warrants are entitled to any registration rights and the investors will rely on Rule 144 under the Act in order to sell the shares of common stock on the Over-the-Counter Bulletin Board after satisfying the Rule’s one-year holding period and other requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER MATTERS

Current Status of Announced Transactions

The Company has previously announced an agreement in principle to acquire LearnBytes, LLC, a North Carolina limited liability company, which is engaged in the business of web-based multimedia program design and development. The Company entered into an asset purchase agreement with LearnBytes, LLC dated as of August 1, 2005 pursuant to the company purchasing all the assets of LearnBytes, LLC, including intellectual property and its name, for 500,000 restricted shares of HouseRaising stock as reported on SEC Form 8-K on August 10, 2005, incorporated herein by reference. The valuation of assets purchased in this agreement is approximately $150,000, based on unaudited financial statements. The transaction closed on August 4, 2005. HouseRaising subsequently entered into consulting agreements with the former LearnBytes, LLC personnel with the principal purpose in the near term to complete System C for the company and in the long-term to build and run HouseRaisingAcademy.

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

Other Events

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

On November 1, 2005, HouseRaising entered into a Lease Agreement (“Lease”) whereby the Company agreed to lease the entire second floor at Independence Tower (approximately 11,000 square feet) located at 4801 E. Independence Boulevard, Charlotte, NC for an annual rent obligation of approximately $100,000. HouseRaising will utilize this additional space for estimators and designers recruited to support the Company’s Gulf Coast initiative and a sales and product display center to support operations in North and South Carolina. The space will continue to serve as corporate headquarters for HouseRaising, Inc. and HouseRaisingAcademy, which include the Company’s recent consolidation of its acquisition of LearnBytes, LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to December 31, 2004, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

November 1, 2005 (November 4, 2005)	Form 8-K Entry Material Agreement
August 19, 2005 (September 26, 2005)	Form 8-K Sale of Equity
August 4, 2005 (August 10, 2005)	Form 8-K Entry Material Agreement
July 13, 2005 (July 19, 2005)	Form 8-K Other Events
June 23, 2005 (July 1, 2005)	Form 8-K Entry Material Agreement, Termination Material Agreement & Changes in Directors or Principal Officers
May 13, 2005 (May 24, 2005)	Form 8-K Changes in Directors or Principal Officers
May 2, 2005 (May 11, 2005)	Form 8-K Termination Material Agreement
May 9, 2005 (May 9, 2005)	Form 8-K Other Events
April 4, 2005 (April 8, 2005)	Form 8-K Entry Material Agreement
March 31, 2005 (April 6, 2005)	Form 8-K Entry Material Agreement
March 16, 2005 (March 22, 2005)	Form 8-K Termination Material Agreement
March 1, 2005 (March 7, 2005)	Form 8-K Change in Directors or Principal Officers
February 25, 2005 (March 4, 2005)	Form 8-K Entry Material Agreement

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions
2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exhibit 2 to the Definitive Information Statement filed on August 10, 2004)
3.1	Articles of Incorporation (incorporated by reference from Exhibit 3 of Form SB-2 filed April 11, 2002)
3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)
3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exhibit 3 to Form SB-2 filed April 11, 2002)
3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exhibit 4 to the Definitive Information Statement filed August 10, 2002)
10.1	Form of Amended and Restated Management Agreement dated September 1, 2004 with Robert V. McLemore, President and Founder*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert V. McLemore, President and Founder*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Christine M. Carriker, Senior Vice President & Chief Administrative Officer*
32.5	Section 1350 Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
32.6	Section 1350 Certification of Robert V. McLemore, President and Founder*
32.7	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*
32.8	Section 1350 Certification of Christine M. Carriker, Senior Vice President and Chief Administrative Officer*
_________________________________
*-Filed herewith

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC. (Registrant)

Date: November 15, 2005	By:	/s/ Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2005	By:	/s/ Robert V. McLemore
Robert V. McLemore
President and Founder (Principal Executive Officer)

Date: November 15, 2005	By:	/s/ Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer (Principal Financial Officer)

Date: November 15, 2005	By:	/s/ Christine M. Carriker
Christine M. Carriker
Senior Vice President, Chief Administrative Officer (Principal Accounting Officer)