Form 10KSB
period 2005-12-31
HOUSERAISING, INC.
filed 2006-03-31
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2253025
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

4801 East Independence Road, Suite 201, Charlotte, North Carolina 28212
(Address of principal executive offices)

(704) 532-2121
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

Common stock (par value $.001 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the common shares (based on the closing price) held by non-affiliates of the registrant on
March 15, 2006 was approximately $6,027,335.

Number of shares of common stock outstanding as of March 15, 2006: 45,740,352
Number of shares of preferred stock outstanding as of March 15, 2006: 1,000,000

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
FORM 10-KSB

For the Year ended December 31, 2005

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effect of changes in general and local economic and market conditions where our operations are conducted and where prospective purchasers of homes live;
•
the effects of weather and natural disasters or global developments, including the effects of terrorist acts and war on terrorism negatively affecting local homebuilding industry and adversely affecting new home installation market;

•	the timing and extent of changes in interest rates;
•	negative trends in residential homebuilding adversely affecting our business;
•
actions by competitors that negatively affect us—the homebuilding market is extremely competitive, characterized by competition from a number of homebuilders in each market in which we operate, and there are few barriers to entry;

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
•
federal and state governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HRI and its subsidiaries (including changes in taxation, environmental laws and regulations, immigration laws, occupational safety and health acts, workmen’s compensation statutes, unemployment insurance and governmental fees and assessments);

•
HRI is a development stage company that has an independent auditor’s report for fiscal 2005 that raises doubt about its ability to continue as a going concern (see independent auditor’s report and notes on management’s plan for more details);

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

PART I

ITEM 1. BUSINESS.

General

HouseRaising, Inc., a Delaware corporation, was organized in 1999 by Robert V. McLemore, founder and president. HouseRaising’s founder formed the company to develop a design/build business process capable of turning complicated pre-sold homebuilding projects into predictable experiences for buyers and builders. Utilizing four decades of experience in the design/build industry and state of the art technology, Mr. McLemore has turned those experiences into a patent pending framework capable of bringing predictability to pre-sold design/build and renovation projects. On August 31, 2004, HouseRaising, Inc., merged with Technology Connections, Inc., a North Carolina corporation and publicly traded company, and Technology Connections, Inc. changed its name to HouseRaising, Inc. HouseRaising, Inc., a North Carolina corporation (“HRI” or “Company”), is the issuer filing this annual report on Form 10-KSB.

When this section uses the words “the company,” "we," "us," and "our," it refers to HouseRaising, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s principal executive offices are located at 4801 East Independence Boulevard, Suite 201, Charlotte, North Carolina 28212. Its telephone number is (704) 532-2121.

HRI Business:

HouseRaising, Inc. owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention serves to connect hundreds of small builders and thousands of vendors to homebuyers in a revolutionary process. The invention has been developed into internal-use software. In early 2005, the company filed patent applications on its invention and expects to begin producing revenues utilizing the software in 2006.

HouseRaising is a development stage company and has gross revenues of $584,654, net revenues of $86,969 and net loss of $(4,120,994) in fiscal 2005. HRI is in the business of selling, designing and managing design/build and renovation projects and homebuilding solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits from use of its proprietary software functioning exclusively within the custom homebuilding arena. Unlike technology companies that sell or license software, HouseRaising owns its patent-pending software and maintains full control over its use. The management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. Accountability that tasks are performed correctly is an integral part of the expert management system.

The HouseRaising Community:

The HouseRaising community consists of participants in: (1) membership programs; (2) affiliated builder programs; (3) homeowner programs; (4) affiliated vendor programs; (5) employee programs and (6) investor and public relations programs. Through separate contracts, agreements and filings, HouseRaising provides certain benefits derived from its intellectual assets to the six participants functioning within HouseRaising’s community. HouseRaising provides these benefits conditioned upon Participant’s understanding that HouseRaising does not sell, license or in anyway permit Participants to modify, copy or alter their specific and contractual use of the service. Participants agree to not disclose and to keep confidential HouseRaising’s intellectual properties and trade secrets.

How We Do It:

At a cost of over $10 million, HouseRaising developed 4 decades and thousands of custom homebuilding experiences into a management system and support process. Builders are provided access to the Internet-based operation through fee structured memberships. HouseRaising converts a portion of the HR builder-members into HouseRaising affiliated relationships. The affiliated builders and their customers contract with HouseRaising to manage the building of their dream home.

The HouseRaising system represents a tried and proven method that provides users a way to manage emotional issues faced in every design/build project. Regardless of the price, style or location of the home under contract, the management process is the same. Turning a complicated custom home project into an organized and manageable project becomes a process of HouseRaising’s staff importing required data into the system. Through contracts, forms, reports and online educational components, the software automatically assigns precise steps and procedures that each party will follow. This process allows homebuyers and builders to conduct business fairly and enjoyably, building complicated projects at fair prices.

Customer Value Proposition:

HouseRaising reduces the cost of unique homes through its patent-pending Design & Price Module™ and management system. Additional savings occur from HouseRaising’s network of affiliated vendors on the national, zone and local levels.
By combining the needs of thousands of small builders and homebuyers, HRI produces economies of scale that reduce direct and indirect costs of the project. Depending on the design structure selected by the homeowners, System C can lower the home’s total costs by up to 10%.

HRI Revenue Streams:

Due to technological advantages designed into its software, HouseRaising is a multi-faceted company with operating revenues from four separate sources and marketing strategies. Each revenue source serves the design/build segment of the homebuilding industry.

(1) Revenues from Custom Homebuilding Operations: Operating within zone territories through a wholly-owned subsidiary, HouseRaisingUSA, LLC, HRI designs and builds custom homes and renovations for homeowners. The company has sales efforts underway in the Carolinas and has recently initiated sales efforts in the Gulf Coast area. HouseRaising has identified an additional 30 potential zone locations nationally. Revenues represent the sales price of these projects as completed.

(2) Revenues from Builder-Memberships: HouseRaising creates revenues by offering membership opportunities to the approximate 250,000 licensed homebuilders operating in the United States through a wholly-owned subsidiary, HouseRaisingMembership, LLC. HouseRaising believes that 25,000 homebuilders could reasonably become members and benefit from educational materials and financial advantages. Members receive savings through insurance programs and from economies of scale created by HouseRaising’s vendor relationships. This Internet-based revenue stream represents the price builders pay HouseRaising for memberships.

(3) Revenues from Satellite Homebuilding Services: Operating outside of established zone territories, HouseRaising performs the role of general manager of projects through satellite or independent builder relationships. On a national basis, satellite and independent builders contract to have HouseRaising design, price and manage home projects with its software. This revenue stream represents fees charged independent builders as a percentage of the sales price of the project.

(4) Revenues from HouseRaisingAcademy (“HRA”): HRA is a wholly-owned subsidiary that was formed through the acquisition of assets and intellectual capital of LearnBytes, LLC in mid-2005. HRA is focused on developing and managing HouseRaising’s unique managed service software. The Academy’s team of specialists and IT experts manage the Academy as a “tool” and a “school” utilized by HRI entities on all projects. HRA receives a service fee on the price of all design/build projects. There will be opportunity to earn fees through certifying builders and through seminar fees from both homebuyers and homebuilders who want to learn more about the custom homebuilding industry via the Internet.

HRI Market Potential:

Management estimates that there is a substantial market for its design/build services, which will be accessed through affiliated relationships with small, hands-on builders who commit to conduct the business of building homes the HouseRaising way. Management believes this market exists based on the size of the current design/build market and its anticipated growth over the next five years. Of the 500,000 custom-home projects built by approximately 250,000 small builders in America each year, every one of them could benefit from HouseRaising’s managed services. Routinely, design/build projects begin as contracts with small-to-medium sized homebuilding contractors who commit to build these complicated projects. However, these builders fail at alarming rates and their homebuyers claim the building experiences were nightmares. HouseRaising’s proprietary process allows small builders to predict outcomes of their pre-sold projects. A 1% share of this market equals approximately $2.5 billion in home sales. HouseRaising is developing the first version of its software to target a 1% market share of custom home projects.

The HR Builder Story:

Throughout the country, custom homebuyers will continue to purchase lots and build primary and secondary homes. They are building in resort areas, on special lots purchased in the mountains and in coastal areas where they design and build the home of their dreams. Additionally, families living in urban and suburban areas throughout America will continue to locate further and further away from large metropolitan areas. Developers are finding customers to purchase lots in golf course communities developed in rural areas, which entail drives of close to an hour from the city.

If you help a builder of custom homes save money on purchasing materials, you assist him in reducing the costs of a project. However, in addition to those savings, if you help him learn how to embrace and overcome the many obstacles in the custom-home business you have provided the builder a pathway to success. By combining the needs of many small builders into a national membership organization, business opportunities occur that were never available before. When these things occur, HouseRaising has helped a small builder create a career that can last a lifetime.

A Builder’s Home:

HouseRaising is a place where builders go to find solutions, to get support, to share ideas and to gain knowledge. Creative builders seeking to build special homes for caring families come to HouseRaising for support and assistance. Today, HouseRaising is that team leader- operating as a 21st Century company focused on recreating the proud tradition of organizing groups of experts helping customers design and build unique homes “for all the right reasons.”

HouseRaising Promotes Hand-Built Homes Designed to Last for Centuries:

Unlike today’s tract builders and homes with factory-built components, HouseRaising utilizes a 200 year-old tradition of bringing men and women together to hand-build quality homes. Just as it was done at the turn of the 20th Century, each HouseRaising home is built one piece of wood, brick or stone at a time by old-time craftspeople who take pride in their work. What is so exciting about HouseRaising’s labor-intensive approach is that our homes are of the highest quality, yet, when all is done and the homes are ready to occupy, their costs are lower than pre-manufactured off-site built dwellings.

To gain additional understanding of the effectiveness of our building style, just visit inner cities throughout America today and see the homes built between 1910 and 1940 that are now being purchased by young families who are renovating them into almost brand new homes. These renovations are feasible because the 65 to 95 year old homes were not built with prefabricated or packaged components; they were hand-built on site to last for many generations. HouseRaising fosters handmade homebuilding and renovation activities that replace machines and cranes with quality craftspeople working on the site. What better way to create jobs than to build quality residences with lasting value by recruiting and training quality builder-craftsmen who care about their work.

Who Pays HRI?:

Builders pay HouseRaising to join as a member and pay monthly membership fees. If members in good standing convert to satellite or associate builder relationships, HouseRaising is paid for support and services from the total amount due builder in the contract price of the project. In other words, other than membership fees, homebuyers pay HouseRaising through designing and building quality projects with the assistance of affiliated vendors and builders. Key to HouseRaising’s success, the contract price of the home, including the amount paid to HR for management platform services provided directly to the project, represents a savings to the buyers of close to 10% over comparable prices from independent builders.

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

Outlook for Homebuilding is Positive:

The homebuilding industry is enjoying record sales and has done so for close to a decade. Moderate interest rates coupled with population growth, forming millions of new households each year has created record profits for the nation’s largest builders. HouseRaising’s research indicates the current level of homebuilding throughout America is sustainable as long as interest rates stay between 6% and 7%. Based on our experience, the custom homebuilding sector of the industry has shown resounding resilience of constructing about 500,000 homes a year regardless of whether or not the overall industry has gone up or down. Whatever the outcome of interest rates and the economy, it is obvious that custom homebuilding should remain brisk for the foreseeable future.

ITEM 2. PROPERTY.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Our corporate headquarters is currently located at 4801 E. Independence Blvd., Charlotte, NC 28212, and we occupy that space pursuant to a month to month agreement requiring the payment of $8,150 per month.

ITEM 3. LEGAL PROCEEDINGS.

In November 2004, Robert V. McLemore, President and Founder of HouseRaising, entered into a personal contract whereby he agreed to sell Nite Capital, LP, an investment firm based in Chicago, Illinois, a certain number of shares of his personal stock in return for Nite Capital’s agreement not to sell the shares for a set period of time and not to short sell the shares. It is Mr. McLemore’s belief that Nite Capital defaulted on this contract, and, as a result, McLemore refused to complete the transaction until a review of the short selling activities of Nite Capital and its principals could be completed. In connection with such review, HouseRaising filed a complaint with the NASD which requested an investigation into what management termed a “wave of coordinated naked short selling” in HouseRaising’s common stock over a three month period of time. Management of HouseRaising believes that this coordinated effort may have violated NASD rules, as well as applicable federal securities laws.

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

ITEM 4. CHANGES IN SECURITIES

During the quarter ended December 31, 2005, the company provided restricted stock for services rendered. The Company provided Pentony Enterprises, LLC 32,000 restricted shares for business consulting services associated with implementation of the company’s business plan. The Company provided Mordechai Friedman 500,000 restricted shares for business consulting services associated with working with existing contacts and developing future contacts in the investment industry to introduce the Company and improve investor awareness. The Company provided Steven Smith 43,750 restricted shares as the accrued portion of a retention payment upon his early departure from the company. The Company has previously reported other restricted stock and warrants paid for services rendered during 2005 as reported on SEC Form 10-QSB filed August 15, 2005 and SEC Form 10-QSB filed November 15, 2005.

As previously reported on SEC Form 8-K on September 26, 2005 the company commenced a private offering of common stock and warrants in an amount equal to approximately $3.5 million that is intended to be exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (‘the Act’). During the quarter ended December 31, 2005, the company sold one unit consisting of 200,000 shares of common stock and an equal number of warrants to one accredited investor as defined in Rule 501(a) for $100,000. Neither the shares of common stock sold nor the shares underlying the warrants are entitled to any registration rights and the investors will rely on Rule 144 under the Act in order to sell the shares of common stock on the Over-the-Counter Bulletin Board after satisfying the Rule’s one-year holding period and other requirements.

In 2006, the Company offered its bridge lenders the opportunity to convert their outstanding notes payable into shares of common stock and warrants on the same terms as the Company’s Private Placement Memorandum. As of this filing, three of the lenders have agreed to this conversion, which would call for the issuance of 365,000 shares of common stock and an equal amount of warrants in exchange for a reduction of $182,500 in bridge loans. Each of the bridge lenders is accredited investor as defined in Rule 501(a) of Regulation D under the Act. These conversions will be reflected on the Company’s 1st quarter, 2006 financial statements. The Company believes that such offering is exempt from registration pursuant to Rule 506 under Regulation D.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 6. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock is qualified for quotation on the over the counter bulletin board under the symbol "HRAI", formerly “TLGY”(1) in 2003. During the 2004 through 2005 period, the Company's common stock traded on the Over-the-Counter Bulletin Board. The range of high and low bid quotations for the Common Stock for the two most recently completed fiscal years and the current fiscal year are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices as reported may not be indicative of the value of the Common Stock or of the existence of an active trading market. These over-the-counter market quotations were provided by the Over-the-Counter Bulletin Board and may not necessarily represent actual transactions; they reflect inter-dealer prices without retail markup, markdown or commissions.

2004 Fiscal Year	High Bid	Low Bid
----------------------
First Quarter	$ 0.65	$ 0.12
Second Quarter	$ 0.70	$ 0.15
Third Quarter (2)	$ 1.01	$ 0.14
Fourth Quarter (2)	$ 3.15	$ 0.23

2005 Fiscal Year	High Bid	Low Bid
----------------------
First Quarter	$ 3.05	$ 1.15
Second Quarter	$ 1.50	$ 0.27
Third Quarter	$ 0.74	$ 0.30
Fourth Quarter	$ 0.64	$ 0.25

(1)	Trading on the OTC Bulletin Board was first reported on 12/09/02 under “TGYC”.
(2)	HouseRaising consummated a reverse merger with Technology Connections on August 31, 2004.

The number of holders of record of the Company's common stock as of March 15, 2006 is 120. It is estimated that there are 1364 holders of the Company’s common stock in street name.

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

Dividend Policy:
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

Series A Convertible Preferred Stock:
We have issued and outstanding 1,000,000 shares of Series A Convertible Preferred Stock, which are held entirely by affiliates of the Company. Each share of Series A Convertible Preferred Stock is convertible after five years into 10 shares of common stock, and it votes together with the common stock on all matters on an as converted basis. The Series A Convertible Preferred Stock is entitled to such dividends as may be declared by the Board of Directors on the common stock, from time to time, on an as converted basis.

ITEM 7. SELECTED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
HouseRaising, Inc. and Subsidiaries
4801 East Independence Blvd, Ste. 200
Charlotte, NC 28212

I have audited the accompanying consolidated balance sheet of HouseRaising Inc., (A Development Stage Company) and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HouseRaising, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC
March 20, 2006

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet As of December 31, 2005

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	292,383
Excess costs over billings on uncompleted projects	186,372
Accounts Receivable	22,918
TOTAL CURRENT ASSETS	501,673

PROPERTY AND EQUIPMENT
Property and Equipment	362,877
Accumulated Depreciation	(123,069)
Net Property and Equipment	239,808

OTHER ASSETS
Other Assets	8,460
Capitalized Software	10,719,700
Net Other Assets	10,728,160
TOTAL ASSETS	11,469,641

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	243,294
Interest Payable	82,437
Notes Payable	908,807
Bank Loan	1,303,000
TOTAL LIABILITIES	2,537,538

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)	-
Preferred Stock Class A Convertible ($.001 par value, 5,000,000 authorized:
1,000,000 issued and outstanding)	1,000
Common Stock Series A ($.001 par value, 90,000,000 shares authorized:
44,585,290 shares issued and outstanding)	44,586
Common Stock Subscribed but not Issued	1,807,262
Additional Paid-in-Capital	12,908,118
Retained Deficit	(5,828,863)
TOTAL STOCKHOLDERS' EQUITY	8,932,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	11,469,641

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations
For the years ended December 31, 2005 and 2004

	2005	2004
SALES AND COST OF SALES:
Sales	$534,153	$102,382
Gross Profit	36,468	70,873

OTHER REVENUES:
Sales and service fees	50,313	73,261
Other income	188	14,996

NET REVENUES	86,969	159,130

OPERATING EXPENSES:
Selling, general and administrative	1,978,063	641,689
Consulting fees	2,133,720	351,556
	4,111,783	993,245

OTHER EXPENSE:
Interest expense	96,180	93,081

NET LOSS	$(4,120,994)	$(927,196)

Net Loss Per Common Share
Basic & Fully Diluted	*	*

Weighted Average Common
Shares Outstanding (see Note G)	40,467,025	12,038,872

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,120,994)	$(927,196)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	33,686	30,232
Common stock issued for services and debt restructuring	4,547,977	2,082,769
(Increase) decrease in operating assets:	-	(422,952)
Increase of notes payable in exchange for services rendered	-	234,045
Accounts receivable	3,023	(33,654)
Capitalized software	(2,148,461)	(1,041,707)
Excess of costs over billings on uncompleted contracts	(126,729)	(59,643)
Accounts payable and accrued expenses	323,116	181,609

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,488,382)	43,503

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(148,335)	-
Purchase of property and equipment	(45,717)	(59,936)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(194,052)	(59,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	475,000	41,200
Borrowings on notes payable	1,475,050	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,950,050	41,200

NET INCREASE IN CASH AND
CASH EQUIVALENTS	267,616	24,767

CASH AND CASH EQUIVALENTS:
Beginning of period	24,767	-

End of period	$292,383	$24,767

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the years ended December 31, 2005 and 2004

	Series A	Series A	Series B	Series B
	Common	Common	Common	Common	Preferred	Preferred	Additional
	Shares	Stock	Shares	Stock	Shares	Stock	Paid-in	Retained
	(000's)		$(000's)		$(000's)		$Capital	Deficit
Balances, January 1, 2004	17,161	$17,161	10,000	$10,000	-	-	$5,675,432	$(780,626)

Issuance of A shares--merger	11,787	11,787	-	-	-	-	164,692	-

Issuance of B shares--merger	-	-	(10,000)	(10,000)	-	-	-	-

Issuance of A shares for services	7,512	7,512	-	-	-	-	1,914,370	-

Issuance of preferred shares--merger	-	-	-	-	1,000	1,000	-	-

Net Income (loss) for the year	-	-	-	-	-	-	-	(927,196)

Balances, December 31, 2004	36,460	$36,460	-	$-	1,000	$1,000	$7,754,494	$(1,707,822)

Issuance of A shares for services	8,126	8,126	-	-	-	-	4,676,871	-

Issuance of A shares for funds	-	-	-	-	-	-	475,000	-

Adjustment	-	-	-	-	-	-	-	(47)

Net income (loss) for the year	-	-	-	-	-	-	-	(4,120,994)

Balances, December 31, 2005	44,586	$44,586	-	$-	1,000	$1,000	$12,906,365	$(5,828,863)

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

The following is a list of all subsidiaries of the Company:
HouseRaisingAcademy, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingManagement, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingUSA, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingMembership, LLC (2006)	owned 100% by HouseRaising, Inc.
HouseRaising of Greater Charlotte, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Greenville, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Columbia, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Asheville, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Wilmington, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Myrtle Beach, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Charleston, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of the Gulf Coast, LLC (2006)	owned 100% by HouseRaisingUSA, LLC

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

In July 2003, the Company formed 2 subsidiaries, HouseRaisingAcademy, LLC and HouseRaisingUSA, LLC. HouseRaisingAcademy, LLC develops and manages the Company’s internet based E-Learning and Homebuilder Management System (named System C) currently in development. HouseRaisingUSA, LLC is responsible for organizing and owning the regional limited liability companies.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (System C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The assets will commence amortization when the asset is considered to be in the post-implementation phase (i.e. when the development of internal use software is completed) which was originally projected to be in 2005, but has been changed to 2006. At such time, the capitalized software costs will be amortized on a straight-line basis over the estimated economic life of the asset to be determined.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements (cont’)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2005 and 2004 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2005		2004
Income Taxes	$	---	$	---
Interest		$96,180		$93,081

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2005 and 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2005 is as follows:

Total deferred tax assets		$2,200,000
Valuation allowance		(2,200,000)

Net deferred tax asset	$	----

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2005 and 2004 is as follows:
	2005	2004
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	4%	4%
Valuation allowance	(38%)	(38%)
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $1,550,000 and $351,000 in 2005 and 2004, respectively.

As of December 31, 2005, the Company had federal and state net operating loss carryforwards in the amount of approximately $5,800,000, which expire at various times through the year 2025.

NOTE D—GOING CONCERN

As shown in the accompanying financial statements, the Company has recurring losses from operations to date. During 2005, the Company had a net loss of $4,120,994, a net deficiency of $5,828,863 and a net working capital deficit of $2,035,865.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—ACQUISITIONS

In April 2005, the Company entered into an agreement to acquire Integrity Contractors, Inc. (ICI). The Company acquired all of the assets, including estimating and scheduling software developed and owned by ICI’s original owner in return for 75,000 shares of restricted common stock and $33,750. Both parties agree that the 75,000 restricted shares will be forfeited in the event that Steve Smith (the original owner of ICI) were to leave the Company on or before May 3, 2006. The Company and ICI agreed that 75,000 shares of the 100,000 shares of common stock in the Company are restricted shares under Rule 144 and the remaining 25,000 shares are free-trading shares.

On August 4, 2005, the Company, LearnBytes, LLC, a North Carolina limited liability company (“LearnBytes”), and Grant Neerings, a resident of the state of North Carolina and sole member of LearnBytes (“Neerings”), simultaneously executed and closed the transactions contemplated by an Asset Purchase Agreement, dated as of August 1, 2005 (the “Agreement”), pursuant to which the Company acquired substantially all of the assets used and useful in the business of LearnBytes and assumed certain of its liabilities. LearnBytes was engaged in the Learning System Design and Implementation Business (the “Business”), and was an independent contractor of the Company whose responsibilities included the development and implementation of the Company’s System C software system that was designed to manage the homebuilding process for the Company’s customers.

The aggregate purchase price (the “Purchase Price”) for the Business under the Agreement was 500,000 shares of restricted common stock of the Company, payable to LearnBytes as soon as practicable following the Closing. These shares are subject to complete forfeiture by LearnBytes in the event that Neerings does not remain a full-time consultant or an employee of the Company for a one-year period of time from the date of issuance. The shares are entitled to piggy-back registration rights that commence one year from the date of Closing.

As additional consideration for the purchase of the Business, the Company assumed $6,490 in accounts payable of LearnBytes and will collect a total of $5,260 in accounts receivable of LearnBytes.

As part of the Agreement, Neerings and the Company entered into a Consultant Agreement, dated as of August 1, 2005 (the “Consultant Agreement”), pursuant to which Neerings agreed to provide the services outlined in Exhibit A to the Consultant Agreement for a five-year period of time commencing on the date of the Consultant Agreement. In consideration for such services, Neerings will be compensated at a rate of $120,000 per year in cash or S-8 stock. When the Company obtains and closes on a Qualified Financing (as defined), Neerings’ compensation will increase to $200,000 per year. In addition, among other things, Neerings will be entitled to warrants to purchase 2,000,000 shares of common stock of the Company exercisable for a ten year term, 1,000,000 of which are exercisable at $0.50 per share, and 1,000,000 of which are exercisable at $1.00 per share. The warrants will be earned and vested in an amount equal to one-fifth on each anniversary date of the Agreement.

NOTE F—SEGMENT REPORTING

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

NOTE G—EQUITY

During 2005, the Company issued 8,125,652 common shares for services (consulting, marketing, legal fees, salaries, capitalized software system). During 2004, the Company issued 19,299,064 common shares—7,512,034 for cash, services and debt to equity conversions and 11,787,030 pertaining to the merger.

NOTE H--NON-QUALIFIED STOCK COMPENSATION PLAN

On July 7, 2005, the Company adopted Amendment Number 2 to its 2004 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved an additional 2,000,000 shares of its $.001 par value Common Stock for these purposes. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

NOTE I--DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2005 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE J—COMMITMENTS/LEASES

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

In December 2005, the Company entered into a lease agreement. The agreement is for the lease of computer equipment. The monthly payments are $1,982.93 per month for 48 months. Monthly payments will begin in 2006.

In October 2005, the Company entered into a lease agreement. The agreement is for the lease of computer hardware and software. The monthly payments are $560.68 per month for 24 months.

In September 2005, the Company entered into a lease agreement. The agreement is for the lease of computer hardware and software. The monthly payments are $248.53 per month for 24 months.

NOTE K—NOTES PAYABLE

Notes payable at December 31, 2005 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Secured note payable to an unrelated party.
Bearing 0% interest.	$30,000	**

Secured note payable to an unrelated party.
Bearing 0% interest.	$50,000	**

Secured note payable to an unrelated party.
Bearing 15% interest.	$155,000	**

Secured note payable to an unrelated party.
Bearing 18% interest. Note matures April 2005.	$91,500	**

NOTE K—NOTES PAYABLE (CONT’)

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851	**

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$95,000	**

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$37,500	**

Secured demand note payable to a related party.
Bearing 6% interest.	$429,138

Total Current Portion	$908,806

** On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 6%. The effects of these notes are included in the consolidated financial statements therein.

NOTE L—LINE OF CREDIT
The Company obtained a line of credit with Wachovia Bank, NA. The line of credit has been secured with 6,704,040 shares of the Company’s stock as collateral. The shares being used as collateral are owned by the trust of one of the Company’s officers and major shareholders. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due July 31, 2006.

NOTE M—SUBSEQUENT EVENTS

In 2006, the Company offered its bridge lenders the opportunity to convert their outstanding notes payable amounts to the Company’s Private Placement Memorandum (PPM) equity offering. The Company is offering a 1 unit value at $0.50 for one restricted share of stock and one warrant for the option to purchase another share of stock for $0.50 one year later (and for up to 4 more years thereafter). The following lenders have agreed to the aforementioned terms:

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$95,000
PPM #5 for 190,000 units; 190,000 warrants at $0.50.

Secured note payable to an unrelated party.
Bearing 0% interest. Note matures April 2005.	$37,500
PPM #6 for 75,000 units; 75,000 warrants at $0.50.

Secured note payable to an unrelated party.
Bearing 0% interest.	$50,000
PPM #7 for 100,000 units; 100,000 warrants at $0.50.

In 2006, the Company established two new limited liability companies (LLC) with the name HouseRaising of the Gulf Coast, LLC and HouseRaisingMembership, LLC. The Company is the 100% owner of these LLCs.

ITEM 8. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2005

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

Executive Overview & Strategy

HouseRaising, Inc. is a development stage company in the business of selling, designing and managing design/build and renovation projects and homebuilding solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits from use of its proprietary software functioning exclusively within the custom homebuilding arena. The Company owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention serves to connect hundreds of small builders and thousands of vendors to homebuyers in a revolutionary process. The invention has been developed into internal-use software. This management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. In early 2005, the company filed patent applications on its invention and expects to begin producing revenues utilizing the software in 2006.

On February 19, 2004, HouseRaising executed an Agreement and Plan of Merger (“the Merger”) to which HRI agree to merge with and into Technology Connections, Inc. This transaction was structured as a reverse acquisition whereby the existing shareholders of HouseRaising obtained control of Technology Connections, Inc. and the resulting entity agreed to change its name to HouseRaising, Inc.. On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State of North Carolina.

HouseRaising’s principal focus is implementing its business plan. Beginning in 2004, HouseRaising commenced sales of new home and renovation projects utilizing a manual version of the system through an operating subsidiary which confirmed its business model. In 2005, the Company focused its attention on completing its management software system, starting to use the system to manage new home and renovation projects and develop an operating team to implement its business plan. Further discussion on the Company’s business plan is described under Item 1 of this filing.

Results of Operations for Year Ended December 31, 2005 Compared to December 31, 2004

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is approved and closed. HouseRaising had new home and renovation sales of $534,153 for the year ended December 31, 2005, compared to $102,382 for the same period in 2004. This represents a five-fold increase in sales. Sales increased due to more new construction and remodeling in the greater Charlotte area in the second half of 2005 as the company started to implement its business plan and develop its operations in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. In the first quarter of 2006, the Company has already obtained new contracts totaling approximately $2,000,000 in sales that are projected to be completed by year-end. On average these new construction projects are completed within 9 months.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. HouseRaising had gross profits of $36,468 for the year ended December 31, 2005 compared to $70,873 for the same period in 2004. The decrease is principally due to the fact that the gross profits in 2004 were associated with the former company, Technology Connections, business which included consulting fees and not homebuilding operations. We expect gross profits will increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with Homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $73,261 recorded in 2004 were associated with projects started and completed in 2005. The sales and service fees of $50,313 recorded in 2005 were associated with new and on-going projects that will be completed in 2006. Going forward we would expect this to continue to grow as our operations expand.

Other Income

The Company earned $188 in consulting income for the period ending December 31, 2005, compared to $14,996 for the same period in 2004. We would not expect this to increase in 2006 as we implement our business plan.

Net Revenues

HouseRaising’s net revenues were $86,969 for the year ended 2005 compared to $159,130 for 2004 which was a blend of homebuilding operations and the former company, Technology Connections. The net revenues generated in 2005 were solely due to new home construction and renovation projects. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2006 and commence roll-out of the Company’s membership and satellite builder operations.

Expenses

Total expenses for the year ended December 31, 2005 and 2004 were $4,111,783 and $993,245, respectively. This increase in administrative and consulting expenses is primarily due to costs related to developing HouseRaising’s Carolinas zone and design/build operations in Charlotte, NC, general business and investor relations consulting as well as executive management to raise capital for implementation of its business plan. We incurred a large, one-time expenditure in the second quarter in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD and has resulted in our stock being monitored for such issues. The fees incurred in this effort were principally investor relations and consulting services totaling $1,149,180 which was substantially funded through the issuance of restricted shares of common stock. The Company would not expect a reoccurrence of such an expense in the future. The administrative costs include advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region.

Due to our start up efforts, we issued shares of common stock to professionals and consultants for their marketing, investor relations and general business consulting. All of our accounts payable and accrued expenses are trade payables in connection within the course of business. We expect to develop additional revenue sources consistent with these expense levels as we roll out our business plan in 2006, including the Company’s new membership and satellite builder operations.

Other Expense

HouseRaising had interest expense of $96,180 for the year ended December 31, 2005 compared to $93,081 for the same period in 2004. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. The interest recorded in 2005 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2004 was principally to reimburse bridge lenders to HouseRaising as well as to the Technology Connections predecessor entity. The Company has offered its bridge lenders an opportunity to enter into another equity for debt swap as part of the company’s private placement offering and several bridge lenders have agreed to do this. Going forward we would expect this level of interest expense to subside as those debt obligations are retired, unless the company cannot obtain additional equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the year ended December 31, 2005 was $4,120,994 versus a net loss of $927,196 in the same period in 2004, an increase of $3,193,798. The increase in net losses is directly attributable to the increase in administrative and consulting fees to commence rolling out operating activities of the company, including establishing the Carolinas operating zone and raising capital funding for the company. Future losses will depend on the success of implementing the company’s business plan in 2006. The company does already have approximately $2,000,000 of new home construction work in process for 2006 which is consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed in 2006.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

Cash flows used in operations were $1,488,382 for the year ended December 31, 2005 and cash flows generated by operations were $43,503 for the same period in 2004. This reflects a net increase in cash used by operations of $1,531,885 principally due to an increase in the net operating loss and payment for capitalized software offset by an increase in issuance of common stock for services.

Cash flows used in investment activities were $194,052 and $59,936 for the year ended December 31, 2005 and 2004, respectively. This was principally due to the investment in subsidiary operations, Learnbytes, LLC and Integrity Contractors, and slightly lower purchase of property and equipment for the company.

Cash flows provided by financing activities were $1,950,050 and $41,200, respectively, for the year ended December 31, 2005 and 2004. The increase was principally due to the sale of three units of the company’s Private Placement Memorandum to accredited investors, a loan from Robert V. McLemore, the Company Founder and President, and a line of credit from Wachovia Bank.

We had cash on hand of $292,383 and a working capital deficit of $2,035,865 as of December 31, 2005 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in account payable and notes payable from the bridge lenders and line of credit from Wachovia Bank. In early 2006, the Company entered into agreements with some of the bridge lenders to convert their debt obligations into restricted stock of the company and warrants for future purchase of restricted stock of the company through our Private Placement Memorandum which is further described under Note M of the audited financial statements.

Overall, we have funded our cash needs from inception through December 31, 2005 with a series of debt and equity transactions. The Company’s principal source of working capital in 2005 was a loan made by the Company’s founder, a line of credit established with Wachovia Bank, the sale of three units of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company has limited plans to hire additional employees until Management is successful in securing a capital infusion. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Going forward we will rely substantially on new revenue from our business development efforts; however, we have no current or projected capital reserves that will sustain our business for the next twelve months. The company does have approximately $2,000,000 of new home construction work in process for 2006 and a pipeline of prospective customers which is consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. If the projected revenues fall short of needed capital we may not be able to sustain our cash needs for the next twelve months. The company has investors that have indicated a willingness to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions. If we are unable to receive additional cash infusions from these parties, we will need to obtain additional capital through equity or debt financing to sustain operations. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

Accordingly, the company is seeking additional debt or equity financing or funding from third parties, in exchange for which the company might be required to issue a substantial equity position. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its Management. If Management is successful in obtaining additional funding, these funds will be used primarily to expand sales and marketing efforts of its homebuilding operations (new home and renovation sales) in the Carolinas (covering North and South Carolina) and the Gulf Coast region, implementing marketing and sales for its membership and satellite builder programs in the southeast and eventually nationally, on-going software development to improve its system and to provide working capital needed for repayment of outstanding notes payable. The Company also continues to explore acquisition opportunities that may assist in the successful implementation of its business plan (see Note 9B Other Matters for further discussion on this item).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

QuarterlyEvaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Gregory J. Wessling, and President and Founder, Robert V. McLemore (jointly known as “CEO”), our Chief Financial Officer, Richard A. von Gnechten (“CFO”) and our Chief Administrative Officer, Christine M. Carriker. In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

ITEM 9B. OTHER MATTERS

Part of HouseRaising, Inc.’s strategy is to build its business through the merger or acquisition of existing homebuilders and technology companies that will benefit our application service business. It is reasonable to expect that such activity is an ongoing part of HRI’s business development efforts. At any given time the company could be in process of analyzing or negotiating an offer in connection with such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing and press relese. It is possible that no transactions will take place at all.

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

On July 11, 2005, HRI announced the formation of a strategic partnership and operating line of credit with Wachovia Corp. Through this partnership, Wachovia has agreed to become the lead bank in assisting HouseRaising to fund its national expansion plan. Wachovia also approved a $1.75 million line of credit to fund the Company’s operational requirements which is secured by equity security of the company beneficially owned by an officer of the company. Wachovia is one of the nation’s foremost banking and financial service institutions.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item concerning HouseRaising, Inc. executive officers and their business experience is incorporated by reference from page 9-10 of the Company’s Definitive Information Statement on Schedule14-C filed pursuant to the Company’s 2006 Annual Shareholders Meeting (the “Definitive Information Statement”). Information on the current HouseRaising, Inc. directors and their business experience and directorships is incorporated herein by reference from pages 4-7 of the Definitive Information Statement.

Family relationships; director arrangements

Robert V. McLemore, President and Founder is the father of Christine M. Carriker, Chief Administrative Officer, Secretary/Treasurer and Director and Elizabeth A. McLemore, Director. There are no other family relationships between any executive officer or director of HouseRaising, Inc.

Code of Ethics

The company formulated and adopted a code of ethics after working with its legal counsel and Audit Committee that applies to our company and our principal chief executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions (the “Code of Ethics”). A copy of the Code of Ethics was attached as Exhibit 14.1 to SEC Form 10-KSB filed on March 30, 2005 and is incorporated herein by reference. The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:
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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item for HouseRaising, Inc. is incorporated by reference from pages 11-14 of the Definitive Information Statement.

Board Compensation

Directors who are also officers of the Company do not receive directors’ fees or other amounts in compensation for participation on the Board of Directors or a committee of the Board of Directors. All other directors are each paid travel expenses for each meeting of the Board of Directors attended.

2004 Non-Qualified Stock Compensation Plan and Amendment Thereto

The Company adopted a 2004 Non-Qualified Stock Compensation Plan on September 28, 2004, and filed a Registration Statement on Form S-8 with the Commission to register shares awarded under the Plan on the same date. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company. The 2004 Plan is intended to provide a method whereby our company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders. A total of 3,000,000 shares of common stock were authorized under the 2004 Plan and all 3,000,000 shares have been awarded. On April 6, 2005, the Company filed Amendment No. 1 to its Registration Statement on Form S-8 with the Commission, and amended the 2004 Non-Qualified Stock Compensation Plan to provide for the issuance of an additional 1,000,000 shares pursuant to its provisions. All 1,000,000 shares have been awarded. On July 8, 2005, the Company filed Amendment No. 2 to its Registration Statement on Form S-8 with the Commission, and amended the 2004 Non-Qualified Stock Compensation Plan to provide for the issuance of an additional 2,000,000 shares pursuant to its provisions. All 2,000,000 shares have been awarded. On November 23, 2005, the Company filed Amendment No. 3 to its Registration Statement on Form S-8 with the Commission and amended the 2004 Non-Qualified Stock Compensation Plan to provide for the issuance of an additional 2,000,000 shares pursuant to its provisions. As of December 31, 2005 131,196 shares have been awarded to consultants or management personnel and 1,868,804 are available for issuance.

Management Agreements with Key Personnel

The company has management agreements with its Chief Executive Officer, President, Chief Technology Officer, Chief Administrative Officer and Chief Financial Officer. Mr. Wessling has a Management Agreement with the Company dated June 23, 2005 to serve as CEO as reported on SEC Form 8-K filed on July 1, 2005. Mr. McLemore has a Management Agreement, as amended, with the Company to serve as President as reported on SEC Form 10-QSB filed on November 15, 2005. Nr. Neerings has a Consulting Agreement with the Company to serve as Chief Technology Officer of the Company and President of HouseRaising Academy, LLC (a subsidiary of the Company) dated August 1, 2005 as reported on SEC Form 8-K filed on August 10, 2005. Ms. Carriker has a Management Agreement with the Company to serve as Chief Administrative Officer, Senior Vice President and Secretary/Treasurer dated January 1, 2005 as reported on SEC Form 10-KSB filed on March 30, 2005. Mr. von Gnechten has a Management Agreement with the Company, through Ravon Corporation, to serve as Chief Financial Officer dated February 14, 2005, as amended, as reported on SEC Form 10-KSB on March 30, 2005.

Executive Management Compensation

The HouseRaising Compensation Committee, composed of 3 directors of HouseRaising, Inc. approves executive compensation for the Named Executive Officers. The information required to be disclosed concerning the Compensation Committee is incorporated herein by reference to pages 11-14 of the Company’s Definitive Information Statement. Actions of HouseRaising’s Compensation Committee are subject to ratification by the full HouseRaising, Inc. Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management, and related stockholder matters, is incorporated by reference from the Company’s Definitive Information Statement.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act, requires the Company's officers, Directors, and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The information required by this item is incorporated herein by reference to pages 8 and 10-11 of the Company’s Definitive Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as hereafter described, none of our directors or executive officers had a direct or indirect material interest in any transaction during the last two years, or proposed transaction, to which the Company was a party. The Company has a loan payable to stockholders at December 31, 2005 consisting of unsecured note payable to our President and majority stockholder. As of December 31, 2005, the amount due on this 12-month, 6% per annum loan was $429,138.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the relevant information in the section relating to the Audit Committee Report of the Company’s Definitive Information Statement filed with the Commission (but no other part of the “Audit Committee Report” is incorporated by reference).

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to September 30, 2005, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

November 1, 2005 (November 4, 2005)	Form 8-K Entry Material Agreement

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No	Descriptions

2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exh. 2 to the Definitive Information Statement filed on August 10, 2004)
3.1	Articles of Incorporation (incorporated by reference from Exh.3 of Form SB-2 filed April 11, 2002)
3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)
3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exh.3 to Form SB-2 filed April 11, 2002)
3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exh. 4 to the Definitive Information Statement filed August 10, 2002)
10.1	Management agreement with Robert V. McLemore, President and Founder (incorporated by reference from Exh 10.1 from Form 10-QSB filed on November 15, 2005)
10.2	Management agreement with Gregory J. Wessling, Chairman & Chief Executive Officer (incorporated by reference from Form 8-K filed on July 1, 2005)
10.3	Management agreement with Grant Neerings, Chief Technology Officer (incorporated by reference from Form 8-K filed on August 10, 2005)
10.4	Management agreement with Christine M. Carriker, Chief Administrative Officer & Senior Vice President (incorporated by reference to Exh 10.4 from Form 10-KSB filed on March 30, 2005)
10.5	Management agreement with Richard A. von Gnechten, Chief Financial Officer (incorporated by reference from Exh 10.5 from Form 10-KSB filed on March 30, 2005)
14.1	The Company’s Code of Ethics (incorporated by reference from Exh 14.1 to Form 10-KSB filed March 30, 2005)
16.1	Letter on Change in Certifying Accountant (incorporated by reference from Exh. 16 to a Form 8K/A filed October 5, 2004)
21	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert V. McLemore, President and Founder*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Christine M. Carriker, Senior Vice President & Chief Administrative Officer*
32.5	Section 1350 Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
32.6	Section 1350 Certification of Robert V. McLemore, President and Founder*
32.7	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*
32.8	Section 1350 Certification of Christine M. Carriker, Senior Vice President and Chief Administrative Officer*
_________________________________
*-Filed herewith

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC.
(Registrant)

Date: March 31, 2006	/s/ Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2006	/s/ Robert V. McLemore
Robert V. McLemore
President and Founder
(Principal Executive Officer)

Date: March 31, 2006	/s/ Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2006	/s/ Christine M. Carriker
Christine M. Carriker
Chief Administrative Officer,
Secretary/Treasurer & SVP
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 31, 2005.

Signature	Title

/s/Gregory J. Wessling	Chairman of the Board of Directors and Chief Executive Officer
Gregory J. Wessling	(Principal Executive Officer)

/s/Robert V. McLemore	Founder, President and Director of HouseRaising, Inc.
Robert V. McLemore	(Principal Executive Officer)

/s/Richard A. von Gnechten	Chief Financial Officer of HouseRaising, Inc.
Richard A. von Gnechten	(Principal Financial Officer)

/s/Christine M. Carriker	Chief Administrative Officer, Secretary/Treasurer, SVP
Christine M. Carriker	and Director of HouseRaising, Inc.
(Principal Accounting Officer)

/s/Grant S. Neerings	Chief Technology Officer and Director of HouseRaising, Inc. and
Grant Neerings	President and Chief Manager of HouseRaisingAcademy, LLC

/s/Robert M. Burroughs	Director of HouseRaising, Inc.
Robert M. Burroughs

/s/Daniel S. Fogel	Director of HouseRaising, Inc.
Daniel S. Fogel

/s/Elizabeth A. McLemore	Director of HouseRaising, Inc.
Elizabeth A. McLemore