Form 10KSB/A
period 2004-12-31
HOUSERAISING, INC.
filed 2006-04-05
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE:

This amendment to the annual report on Form 10-KSB for the period ended December 31, 2004 of registrant HouseRaising, Inc. (HRAI) is being filed solely to correct Item 8 relating to the Company to clarify that our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and that our principal executive officer and principal financial officer conclude that our disclosure controls and procedures are effective at that reasonable assurance level and that our chief executive officer and chief financial officer reached a conclusion that our disclosure controls and procedures are effective. This amendment to the annual report on Form 10-KSB/A includes changes to make the following statements clear, changes references from “Form 10-KSB” to “Form 10-KSB/A,” and provides new Chief Executive Officer and Chief Financial Officer certifications in place of the original certifications (HRAI Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3, 32.4).

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

Year Ended December 31	2004
Anderson
Audit Fees (1)	$16,000
Audit-Related Fees (2)	--
Tax Fees (3)	--
All Other Fees (4)	--
Total Accounting Fees and Services	$16,000

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

HOUSERAISING, INC. (Registrant)

Date: April 5, 2006	By:	/s/ Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2006	By:	/s/ Robert V. McLemore
Name: Robert V. McLemore
Title: President and Founder (Principal Executive Officer)

Date: April 5, 2006	By:	/s/ Richard A. von Gnechten
Name: Richard A. von Gnechten
Title: Chief Financial Officer (Principal Financial Officer)

Date: April 5, 2006	By:	/s/ Christine M. Carriker
Name: Christine M. Carriker
Title: Senior Vice President, Chief Administrative Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on April 5, 2006.

Signature	Title

/s/ Gregory J. Wessling	Chairman of the Board of Directors and Chief Executive Officer
Gregory J. Wessling	(Principal Executive Officer)

/s/ Robert V. McLemore	Founder, President and Director of HouseRaising, Inc.
Robert V. McLemore	(Principal Executive Officer)

/s/ Richard A. von Gnechten	Chief Financial Officer of HouseRaising, Inc.
Richard A. von Gnechten	(Principal Financial Officer)

/s/ Christine M. Carriker	Co-Founder, Senior Vice President, Chief Administrative Officer, Secretary and Director of HouseRaising, Inc.
Christine M. Carriker	(Principal Accounting Officer)

/s/ Grant S. Neerings	Chief Technology Officer and Director of HouseRaising, Inc. and
Grant Neerings	President and Chief Manager of HouseRaisingAcademy, LLC

/s/ Robert M. Burroughs	Director of HouseRaising, Inc.
Robert M. Burroughs

/s/ Elizabeth A. McLemore	Director of HouseRaising, Inc.
Elizabeth A. McLemore