Form 10QSB
period 2006-03-31
HOUSERAISING, INC.
filed 2006-05-15
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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
Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding April 30, 2006
Common Stock ($.001 par value)	47,744,729
Preferred Stock Class A ($.001 par value)	1,000,000

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This quarterly report contains the required audited financial statements. We are not required to deliver a quarterly report to security holders and will not voluntarily deliver a copy of the quarterly report to security holders, except in connection with our annual meeting of shareholders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, N.E., Washington, D.C. 20549.

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

For the Quarter ended March 31, 2006

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

•	while the company has filed a patent registration to protect its intellectual property, until patent pending has been issued, HRI’s technology and software are at risk of being copied by competitors;
•	HRI’s success is impacted by the continued participation of its President, Robert V. McLemore;
•	our common stock trades on the over-the-counter market and is subject to high volatility; future sales of common stock could adversely affect the stock price;
•	HRI provides S-8 shares as compensation for services rendered which could impact stock volatility and future issuance;
•	principal stockholders control business affairs which means investors will have little or no participation in business;
•	the risk that an investor in the Company will never see a return on investment and the stock may become worthless;
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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet (unaudited)
As of March 31, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	57,454
Excess costs over billings on uncompleted projects	216,955
Prepaid Expenses	125,025
Accounts Receivable	22,918
TOTAL CURRENT ASSETS	422,352

PROPERTY AND EQUIPMENT
Property and Equipment	368,288
Accumulated Depreciation	(131,511)
Net Property and Equipment	236,777

OTHER ASSETS
Other Assets	9,010
Capitalized Software	11,069,483
Net Other Assets	11,078,493
TOTAL ASSETS	11,737,622

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	224,072
Interest Payable	89,893
Notes Payable	657,457
Bank Loan	1,750,000
TOTAL LIABILITIES	2,721,422

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)	-
Preferred Stock Class A Convertible ($.001 par value, 5,000,000 authorized:
1,000,000 issued and outstanding)	1,000
Common Stock Series A ($.001 par value, 90,000,000 shares authorized:
45,927,852 shares issued and outstanding)	45,928
Common Stock Subscribed but not Issued	1,807,262
Additional Paid-in-Capital	13,551,776
Retained Deficit	(6,389,766)
TOTAL STOCKHOLDERS' EQUITY	9,016,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	11,737,622

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the quarter ended March 31, 2006 and 2005

	2006	2005
SALES AND COST OF SALES:
Sales	$218,011	$1,590
Gross Profit	6,828	342

OTHER REVENUES:
Sales and service fees	59,625	8,462
Other income	0	94

NET REVENUES	66,453	8,898

OPERATING EXPENSES:
Selling, general and administrative	458,102	467,114
Consulting fees	141,949	513,349
	600,051	980,463

OTHER EXPENSE:
Interest expense	30,831	9,247

NET LOSS	$(564,429)	$(980,812)

Net Loss Per Common Share
Basic & Fully Diluted	*	*

Weighted Average Common
Shares Outstanding (see Note G)	45,377,509	37,010,437

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows (unaudited)
For the quarter ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(564,429)	$(980,812)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	8,442	7,558
Common stock issued for services and debt restructuring	436,026	1,086,047
(Increase) decrease in operating assets:	-	(88,000)
Accounts receivable	(30,583)	(59)
Capitalized software	(349,783)	(233,050)
Excess of costs over billings on uncompleted contracts	-	(4,204)
Accounts payable and accrued expenses	(136,791)	(5,343)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(637,118)	(217,863)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(550)	-
Purchase of property and equipment	(5,411)	(25,515)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(5,961)	(25,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	212,500	-
Borrowings on notes payable	195,650	230,865
NET CASH PROVIDED BY FINANCING ACTIVITIES	408,150	230,865

NET INCREASE IN CASH AND
CASH EQUIVALENTS	234,929	(12,513)

CASH AND CASH EQUIVALENTS:
Beginning of period	292,383	24,767

End of period	$57,454	$12,254

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to SEC Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HRI’s Annual Report on SEC Form 10-KSB for the year ended December 31, 2005.

In the opinion of HRI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HRI and its subsidiaries as of March 31, 2006 and the results of their operations for the three months ended March 31, 2006 and 2005 and their cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

In July 2003, the Company formed 2 subsidiaries, HouseRaisingAcademy, LLC and HouseRaisingUSA, LLC. HouseRaisingAcademy, LLC develops and manages the Company’s internet based E-Learning and Homebuilder Management System (named System C) currently in development. HouseRaisingUSA, LLC is responsible for organizing and owning the regional limited liability companies. In 2006, the Company established two new limited liability companies (LLC) with the name HouseRaising of the Gulf Coast, LLC and HouseRaisingMembership, LLC. The Company is the 100% owner of all these LLCs.

(2) Summary of Significant Accounting Policies (continued)

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

S-8 Share Payments—The Company currently provides S-8 registered shares as compensation for some services rendered as a means of conserving cash until it obtains adequate debt or equity financing. The Company accrues the value of services rendered as an expense or capital expenditure (when it is readily determinable and meets the tests under FASB No. 123) instead of the stock price at the time the shares are transferred. Contract personnel, consultants and vendors that receive such shares understand that there is risk associated with the volatility of the share price. In some cases there are “true-up” provisions which would result in more or less shares to be issued; however, the expense or capital expenditure would have already been reflected on the company’s financial statements at the time services were rendered.

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

(2) Summary of Significant Accounting Policies (continued)

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

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have an impact its financial statements.

(3) Recent Accounting Pronouncements (continued)

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

(4) Income Taxes (continued)

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

(5) Going Concern

As shown in the accompanying financial statements, the Company has recurring losses from operations to date. During 2005, the Company had a net loss of $4,120,994, a net deficiency of $5,828,863 and a net working capital deficit of $2,035,865. In the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company’s independent auditor noted in her opinion that ‘the Company has recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.” This is commonly known as a “going concern” qualification to an audit opinion.

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

The aggregate purchase price (the “Purchase Price”) for the Business under the Agreement was 500,000 shares of restricted common stock of the Company, payable to LearnBytes as soon as practicable following the Closing. These shares are subject to complete forfeiture by LearnBytes in the event that Neerings does not remain a full-time consultant or an employee of the Company for a one-year period of time from the date of issuance. The shares are entitled to piggy-back registration rights that commence one year from the date of Closing. As additional consideration for the purchase of the Business, the Company assumed $6,490 in accounts payable of LearnBytes and a total of $5,260 in accounts receivable of LearnBytes.

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

(7) Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2006 and 2005.

(8) Equity

During 2005, the Company issued 8,125,652 common shares for services (consulting, marketing, legal fees, salaries, capitalized software system). During 2004, the Company issued 19,299,064 common shares—7,512,034 for cash, services and debt to equity conversions and 11,787,030 pertaining to the merger.

(9) Non-Qualified Stock Compensation Plan

On November 23, 2005, the Company adopted Amendment Number 3 to its 2004 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved an additional 2,000,000 shares of its $.001 par value Common Stock for these purposes. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

(10) Development Stage Company

The Company is in the development stage as of March 31, 2006 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(11) Commitments/Leases

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

The Company also has one vehicle under leases that has been classified as an operating lease expiring in September 2006. Payment due under the lease is $1,384 per month. In December 2005, the Company entered into a lease agreement. The agreement is for the lease of computer equipment. The monthly payments are $2,227.03 per month for 48 months. Monthly payments will begin in 2006. In October 2005, the Company entered into a lease agreement. The agreement is for the lease of computer hardware and software. The monthly payments are $560.68 per month for 24 months. In September 2005, the Company entered into a lease agreement. The agreement is for the lease of computer hardware and software. The monthly payments are $248.53 per month for 24 months.

(12) Notes Payable

Notes payable at March 31, 2006 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Secured note payable to an unrelated party.
Bearing 15% interest.	$155,000 **

Secured note payable to an unrelated party.
Bearing 18% interest. Note matures April 2005.	$91,500 **

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851 **

Secured demand note payable to a related party.
Bearing 6% interest.	$401,402

Total Current Portion	$668,570

** On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 6%. The effects of these notes are included in the consolidated financial statements therein. In March, 2006 the Registrant offered its bridge lenders the opportunity to convert their outstanding notes payable into shares of common stock and warrants on the same terms as the Registrant’s private placement offering.  Between March 13, 2006 and March 23, 2006, the Registrant came to an agreement to this conversion with four bridge lenders, which would call for the issuance of 425,000 shares of common stock and an equal amount of warrants under this offering in exchange for a reduction of $212,500 in bridge loans and accumulated interest. (See Part II, Item 2: “Changes in Securities” for further details on this transaction.)

(13) Line Of Credit

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for March 31, 2006

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

On February 19, 2004, HouseRaising executed an Agreement and Plan of Merger (“the Merger”) to which HRI agreed to merge with and into Technology Connections, Inc. This transaction was structured as a reverse acquisition whereby the existing shareholders of HouseRaising obtained control of Technology Connections, Inc. and the resulting entity agreed to change its name to HouseRaising, Inc.. On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State of North Carolina.

HouseRaising’s principal focus is implementing its business plan. Beginning in 2004, HouseRaising commenced sales of new home and renovation projects utilizing a manual version of the system through an operating subsidiary which confirmed its business model. In 2005, the Company focused its attention on completing its management software system, starting to use the system to manage new home and renovation projects and develop an operating team to implement its business plan. In 2006, the Company has commenced rolling out its Custom Homebuilding Operations in the Carolinas and Gulf Coast region and started marketing Builder-memberships and Satellite Homebuilding Services. In addition, the Company customized a version of its software to facilitate managing disaster relief projects for the Gulf Coast region. The Company has established an office in Gulfport, Mississippi and engaged an executive to implement its programs.

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

RESULTS OF OPERATIONS FOR YEAR ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is completed and closed. HouseRaising had new home and renovation sales of $218,011 for the period ended March 31, 2006, compared to $1,590 for the same period in 2005. This represents almost one hundred fold increase in sales. Sales increased due to closing on new construction and remodeling projects in the greater Charlotte area started in the second half of 2005. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. In the first quarter of 2006, the Company has already obtained new contracts totaling approximately $3,000,000 in sales that are projected to be completed over the next 12 months, which reflects a $1,000,000 increase from the number reported in our Annual Report on 10-KSB for the period ending December 31, 2005 as filed on March 31, 2006. On average these new construction projects are completed within 9 months.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. HouseRaising had gross profits of $6,828 for the period ended March 31, 2006 compared to $342 for the same period in 2005. The increase is principally due to the higher sales. We expect gross profits will increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $59,625 recorded in the first quarter of 2006 associated with new and on-going projects that are expected to be completed in 2006. This compared to sales and service fees of $8,462 recorded in the first quarter of 2005. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

Other Income

The Company earned $0 in consulting income for the period ending March 31, 2006, compared to $94 for the same period in 2005. We would not expect this to increase in 2006 as we implement our business plan.

Net Revenues

HouseRaising’s net revenues were $66,453 for the first quarter ended March 31, 2006 compared to $8,898 for 2005. The net revenues generated in 2006 were solely due to new home construction and renovation projects. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2006 and commence roll-out of the Company’s membership and satellite builder operations.

Expenses

Total expenses for the quarter ended March 31, 2006 was $600,051 compared to $980,463 for the same period in 2005. The decrease in expenses was due to a substantial decrease in consulting fees from the first quarter of 2005 to 2006. Consulting fees reflects business consulting services and investor relations expenses which decreased to $141,949 in the first quarter, 2006 from $513,349 in the first quarter 2005. This is principally because the company had already extended considerable efforts in investor relations and business consulting services in subsequent quarters in 2005 and is not expected to reoccur.

Selling, general and administrative expenses were roughly the same for the period ending March 31, 2006 versus 2005. These expenses reflect costs related to developing HouseRaising’s Carolinas zone and design/build operations in Charlotte, NC, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte region. These expenses also include general business and executive management to raise capital for implementation of its business plan.

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

Other Expense

HouseRaising had interest expense of $30,831 for the quarter ended March 31, 2006 compared to $9,247 for the same period in 2005. The interest recorded in the first quarter of 2006 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2005 was principally to reimburse bridge lenders of HouseRaising as well as to the Technology Connections predecessor entity. The Company has offered bridge lenders an opportunity to enter into an equity-for-debt swap as part of the company’s private placement offering and several bridge lenders have agreed to do this. Going forward we would expect this level of interest expense to subside as those debt obligations are retired, unless the company cannot obtain additional equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended March 31, 2006 was $564,429 versus a net loss of $980,812 in the same period in 2005, a decrease of over 40% or $416,383. The decrease in net losses is directly attributable to an increase in sales associated with new construction and remodeling projects, sales and service fees associated with those same projects and a decrease in consulting fees. Future income/losses will depend on the success of implementing the company’s business plan in 2006. The company does already have approximately $3,000,000 of new home construction work in process for 2006 which is a $1,000,000 increase from year-end and consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed in 2006.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $637,118 for the period ended March 31, 2006 versus $217,863 for the same period in 2005. This reflects a net increase in cash used by operations of $419,255 principally due to an increase in payments for capitalized software for the quarter and decrease in common stock issued for services offset by a decrease in net operating loss.

Cash flows used in investment activities were $5,961 and $25,515 for the quarter ended March 31, 2006 and 2005, respectively. This was principally due to investments in property and equipment for the company.

Cash flows provided by financing activities were $408,150 and $230,865, respectively, for the quarter ended March 31, 2006 and 2005. The increase was principally due to issuance of common stock associated with the equity-for-debt swap with the company’s bridge lenders that occurred in the first quarter, 2006 (see Note 12 of Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities for more information).

We had cash on hand of $57,454 and a working capital deficit of $2,299,070 as of March 31, 2006 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in accounts payable and notes payable from the bridge lenders and line of credit from Wachovia Bank. In early 2006, the Company entered into agreements with some of the bridge lenders to convert their debt obligations into restricted stock of the company and warrants for future purchase of restricted stock of the company through our Private Placement Memorandum which is further described under Note 12 of the Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities.

Overall, we have funded our cash needs from inception through March 31, 2006 with a series of debt and equity transactions. The Company’s principal source of working capital in 2005 and 2006 was a loan made by the Company’s founder, a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company has limited plans to hire additional employees until Management is successful in securing a capital infusion. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Going forward we will rely substantially on new revenue from our business development efforts; however, we have no current or projected capital reserves that will sustain our business for the next twelve months. The company does have approximately $3,000,000 of new home construction work in process for 2006 and a pipeline of prospective customers which is consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. If the projected revenues fall short of needed capital we may not be able to sustain our cash needs for the next twelve months. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions. If we are unable to receive additional cash infusions from these parties, we will need to obtain additional capital through equity or debt financing to sustain operations. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II
ITEM 1. LEGAL PROCEEDINGS.

In the matter of Nite Capital, LP, Plaintiff v. Robert V. McLemore and HouseRaising, Inc., Defendants, 05C 3757:
On April 12, 2006, HouseRaising received notice that the U.S. District Court for the Northern District of Illinois, Eastern Division granted the motion of Nite Capital LP for a voluntary dismissal without prejudice of its complaint filed on June 27, 2005 against Robert V. McLemore and HouseRaising.

Background:
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

As a result of Mr. McLemore’s and HouseRaising’s actions, on June 27, 2005 Nite Capital filed a complaint in the U.S. District Court for the Northern District of Illinois, Eastern Division, against Robert V. McLemore and HouseRaising, in a matter captioned as Nite Capital, LP, Plaintiff v. Robert V. McLemore and HouseRaising, Inc., Defendants, 05C 3757. The complaint alleged, among other things, a breach of contract by the Defendants and sought damages, jointly and severally, in an amount at least equal to $353,320, as well as punitive damages.

The terms of the contract at issue were disputed by the Defendants, and HouseRaising reported that it was not even a party to the alleged contract. Mr. McLemore and HouseRaising retained Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice in the U.S. District Court for the Northern District of Illinois, and vigorously defend this action. The Company filed for a dismissal of the claims against it on August 23, 2005 and was awaiting a decision on this matter when the voluntary dismissal was filed. The Company believes the claims against it amounted to a thinly disguised effort to insert HouseRaising into a dispute between two private parties. The complaint was first served on the Defendants on July 13, 2005.

ITEM 2. CHANGES IN SECURITIES.

As previously reported, HouseRaising commenced a private offering of common stock and warrants in an amount equal to approximately $3.5 million that is intended to be exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (‘the Act’). In March, 2006 HouseRaising offered its bridge lenders the opportunity to convert their outstanding notes payable into shares of common stock and warrants on the same terms as HouseRaising’s private placement offering.

HouseRaising reports that between March 13, 2006 and March 23, 2006, HouseRaising came to an agreement to this conversion with four bridge lenders, which would call for the issuance of 425,000 shares of common stock and an equal amount of warrants under this offering in exchange for a reduction of $212,500 in bridge loans and accumulated interest. Each of the bridge lenders is an accredited investor as defined in Rule 501(a) of Regulation D under the Act. Each Unit, consisting of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.50 per warrant, was priced at $0.50 per Unit. The impact on the Registrant’s financial statements of these conversions from debt to stock and warrants will be reflected on the Registrant’s 1st quarter 2006 financial statements. Neither the shares of common stock sold nor the shares underlying the warrants are entitled to any registration rights, and the investor will rely on Rule 144 under the Act in order to sell the shares of common stock on the Over-the-Counter Bulletin Board after satisfying the Rule’s one-year holding period and other requirements. There are no underwriting discounts or commissions in this transaction.

The conversions of debt for common stock and warrants, and the issuance of common stock and the common stock underlying warrants, are intended to be exempt from registration pursuant to Rule 506 under Regulation D on the same basis as the Registrant’s private offering referred to above.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At HouseRaising’s 2006 Annual Meeting held on May 11, 2006, shareholders elected our eight directors to serve for an additional term of one year and thereafter until their successors are qualified and elected, and also ratified management’s choice of Traci J. Anderson, CPA, as the company’s auditor for fiscal 2006. A total of 31,136,943 shares voted for each of these two items and 0 voted against. We filed a Definitive Information Statement on Schedule 14C with the Commission on April 7, 2006, in connection with the 2006 Annual Meeting.

ITEM 5. OTHER MATTERS

Part of HouseRaising, Inc.’s strategy is to build its business through the merger or acquisition of existing homebuilders and technology companies that will benefit our application service business. It is reasonable to expect that such activity is an ongoing part of HRI’s business development efforts. At any given time the company could be in process of analyzing or negotiating an offer in connection with such a transaction. However, any discussion or speculation on specific transactions is only conjecture until such time that a definite agreement is signed and announced in an SEC filing and press release. It is possible that no transactions will take place at all.

Current Status of Announced Transactions

All previously announced transactions have been completed, brought to resolution or have no further update. These items were previously described in the Company’s Annual Report on Form 10-KSB filed on March 31, 2006 and are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to December 31, 2005, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

March 13, 2006 (April 14, 2006)	Form 8-K Unregistered Sale of Equity Securities/Other Events
March 2, 2006 (March 13, 2006)	Form 8-K Change in Directors or Principal Officers

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions
2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exh. 2 to the Definitive Information Statement filed on August 10, 2004)
3.1	Articles of Incorporation (incorporated by reference from Exh.3 of Form SB-2 filed April 11, 2002)
3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)
3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exh.3 to Form SB-2 filed April 11, 2002)
3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exh. 4 to the Definitive Information Statement filed August 10, 2002)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert V. McLemore, President and Founder*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Christine M. Carriker, Secretary/Treasurer, SVP & Chief
Administrative Officer*
32.1	Section 1350 Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*
32.2	Section 1350 Certification of Robert V. McLemore, President and Founder*
32.3	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*
32.4	Section 1350 Certification of Christine M. Carriker, Secretary/Treasurer, SVP and Chief Administrative Officer*
_________________________________
*-Filed herewith

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                HOUSERAISING, INC.
(Registrant)

Date: May 15, 2006                                                                                               /s/ Gregory J. Wessling
                                Gregory J. Wessling
 Chairman of the Board and
 Chief Executive Officer
 (Principal Executive Officer)

Date: May 15, 2006                                                                                               /s/ Robert V. McLemore
                                Robert V. McLemore
 President and Founder
 (Principal Executive Officer)

 /s/ Richard A. von Gnechten
Date: May 15, 2006                                                                                   Richard A. von Gnechten
 Chief Financial Officer
 (Principal Financial Officer)

 /s/ Christine M. Carriker
Date: May 15, 2006                                    Christine M. Carriker
 Secretary/Treasurer, SVP &
 Chief Administrative Officer
 (Principal Accounting Officer)