Form 10QSB
period 2006-06-30
HOUSERAISING, INC.
filed 2006-08-14
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding July 31, 2006
Common Stock ($.001 par value)	48,785,230
Preferred Stock Class A ($.001 par value)	1,000,000

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

For the Quarter ended June 30, 2006

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effect of changes in international, national and local economic and market conditions, especially where our operations are conducted and where prospective purchasers of homes live;
•
the effects of weather and natural disasters or global developments, including the effects of terrorist acts and war on terrorism, U.S. presence in Iraq and Afghanistan, potential conflict or crisis in North Korea or Middle East and potential avian flu pandemic, negatively affecting local homebuilding industry and adversely affecting new home installation market;

•	the timing and extent of changes in interest rates and the shape of the yield curve;
•	negative trends in residential homebuilding adversely affecting our business;
•
actions by competitors that negatively affect us—the homebuilding market is extremely competitive, characterized by competition from a number of homebuilders in each market in which we operate, and there are few barriers to entry;

•
no assurance that the Company will be able to recruit quality homebuilders and sales personnel in order to meet the goals set forth in its business plan and planned rollout of Zone operations, membership and disaster relief services;

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

•	while the company has filed a patent registration to protect its intellectual property, until patent pending has been issued, HRI’s technology and software are at risk of being copied by competitors;
•	HRI’s success is impacted by the continued participation of its President, Robert V. McLemore, and Executive team;
•	our common stock trades on the over-the-counter market and is subject to high volatility; future sales of common stock could adversely affect the stock price;
•	HRI provides S-8 shares as compensation for services rendered which could impact stock volatility and future issuance;
•	principal stockholders control business affairs which means investors will have little or no participation in business;
•	the risk that an investor in the Company will never see a return on investment and the stock may become worthless;
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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet (unaudited)
As of June 30, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	74,763
Excess costs over billings on uncompleted projects	272,126
Prepaid Expenses	75,025
Accounts Receivable	23,075
TOTAL CURRENT ASSETS	444,989

PROPERTY AND EQUIPMENT
Property and Equipment	388,996
Accumulated Depreciation	(139,932)
Net Property and Equipment	249,064

OTHER ASSETS
Other Assets	26,264
Capitalized Software	11,489,234
Net Other Assets	11,515,498
TOTAL ASSETS	12,209,551

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	284,548
Interest Payable	79,625
Notes Payable	539,842
Bank Loan	2,315,000
TOTAL LIABILITIES	3,219,015

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 4,000,000 authorized:
none issued and outstanding)	-
Preferred Stock Class A Convertible ($.001 par value, 1,000,000 authorized:
1,000,000 issued and outstanding)	1,000
Common Stock Series A ($.001 par value, 100,000,000 shares authorized:
48,577,165 shares issued and outstanding)	48,577
Common Stock Subscribed but not Issued	1,807,262
Additional Paid-in-Capital	14,303,724
Retained Deficit	(7,170,027)
TOTAL STOCKHOLDERS' EQUITY	8,990,536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	12,209,551
The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the quarter ended June 30, 2006 and 2005

	2006	2005
SALES AND COST OF SALES:
Sales	$233,330	$0
Gross Profit	63,066	0

OTHER REVENUES:
Sales and service fees	0	0
Other income	0	47

NET REVENUES	63,066	47

OPERATING EXPENSES:
Selling, general and administrative	506,315	410,838
Consulting fees	289,519	1,149,180
	795,834	1,560,018

OTHER EXPENSE:
Interest expense	47,493	16,526

NET LOSS	$(780,261)	$(1,576,497)

Net Loss Per Common Share
Basic & Fully Diluted	*	*

Weighted Average Common
Shares Outstanding (see Note G)	47,577,610	39,177,964

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the six months ended June 30, 2006 and 2005

	2006	2005
SALES AND COST OF SALES:
Sales	$451,341	$1,590
Gross Profit	69,894	342

OTHER REVENUES:
Sales and service fees	59,625	8,462
Other income	0	141

NET REVENUES	129,519	8,945

OPERATING EXPENSES:
Selling, general and administrative	964,418	877,953
Consulting fees	431,468	1,662,529
	1,395,886	2,540,482

OTHER EXPENSE:
Interest expense	78,324	25,773

NET LOSS	$(1,344,691)	$(2,557,310)

Net Loss Per Common Share
Basic & Fully Diluted	*	*

Weighted Average Common
Shares Outstanding (see Note G)	46,477,559	38,163,871

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows (unaudited)
For the six months ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,344,691)	$(2,557,310)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	16,863	15,116
Common stock issued for services and debt restructuring	877,178	2,607,552
(Increase) decrease in operating assets:	-	-
Accounts receivable	(157)	-
Capitalized software	(769,534)	(614,317)
Excess of costs over billings on uncompleted contracts	(85,754)	104,510
Accounts payable and accrued expenses	(36,583)	156,069

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,342,678)	(288,380)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(17,804)	(25,000)
Purchase of property and equipment	(26,119)	(15,042)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(43,923)	(40,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	525,946	-
Borrowings on notes payable	643,035	323,556
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,168,981	323,556

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(217,620)	(4,866)

CASH AND CASH EQUIVALENTS:
Beginning of period	292,383	24,767

End of period	$74,763	$19,901

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

In the opinion of HRI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HRI and its subsidiaries as of June 30, 2006 and the results of their operations for the six months ended June 30, 2006 and 2005 and their cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The following is a list of all subsidiaries of the Company:
HouseRaisingAcademy, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingManagement, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingUSA, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingMembership, LLC (2006)	owned 100% by HouseRaising, Inc.
HouseRaising Disaster Relief, LLC (2006)	owned 100% by HouseRaising, Inc.
HouseRaising of Greater Charlotte, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Greenville, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Columbia, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Asheville, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Wilmington, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Myrtle Beach, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Charleston, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of the Gulf Coast, LLC (2006)	owned 100% by HouseRaisingUSA, LLC

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

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncements—In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company’s financial statements.

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The standard will not impact the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The standard will not impact the Company’s financial statements.

(3) Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. We do not believe the adoption of SFAS No. 123 (R) will have a material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting. SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

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
=======

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

(7) Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2006 and 2005.

(8) Equity

During 2005, the Company issued 8,125,652 common shares for services (consulting, marketing, legal fees, salaries, capitalized software system). During 2004, the Company issued 19,299,064 common shares—7,512,034 for cash, services and debt to equity conversions and 11,787,030 pertaining to the merger.

(9) Non-Qualified Stock Compensation Plan

On July 20, 2006, the Company adopted 2006 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved 2,000,000 shares of its $.001 par value Common Stock for these purposes. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

(10) Development Stage Company

The Company is in the development stage as of June 30, 2006 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(11) Commitments/Leases

On November 1, 2005, HouseRaising entered into a Lease Agreement (“Lease”), extendable by the Company, whereby the Company agreed to lease the entire second floor at Independence Tower (approximately 11,000 square feet) located at 4801 E. Independence Boulevard, Charlotte, NC for an annual rent obligation of approximately $100,000. HouseRaising will utilize this additional space for estimators and designers recruited to support the Company’s Gulf Coast initiative and a sales and product display center to support operations in North and South Carolina. The space will continue to serve as corporate headquarters for HouseRaising, Inc. and HouseRaisingAcademy, which include the Company’s recent consolidation of its acquisition of LearnBytes, LLC.

The Company also has one vehicle under leases that has been classified as an operating lease expiring in September 2006. Payment due under the lease is $1,384 per month. In December 2005, the Company entered into a lease agreement for computer equipment. The monthly payments are $2,227.03 per month for 48 months starting June, 2006. In October 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $560.68 per month for 24 months beginning December, 2005. In September 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $248.53 per month for 24 months beginning November, 2005. In May, 2006, the company entered into a lease agreement for computer hardware and software. The monthly payments are $107.20 per month for 48 months beginning June, 2006.

(12) Notes Payable

Notes payable at June 30, 2006 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$ 5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Secured note payable to an unrelated party.
Bearing 15% interest.	$155,000	**

(12) Notes Payable (continued)
Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851	**

Secured demand note payable to a related party.
Bearing 6% interest.	$364,173

Total Current Portion	$539,842
	========

** On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 6%. The effects of these notes are included in the consolidated financial statements therein. In March, 2006 the Registrant offered its bridge lenders the opportunity to convert their outstanding notes payable into shares of common stock and warrants on the same terms as the Registrant’s private placement offering.  In late March, 2006, the Registrant came to an agreement to this conversion with four bridge lenders, which resulted in the issuance of 425,000 shares of common stock and an equal amount of warrants under this offering in exchange for a reduction of $212,500 in bridge loans and accumulated interest. In the second quarter, the Registrant came to an agreement with a fifth bridge lender, which called for the issuance of 226,892 shares of common stock and an equal amount of warrants under this offering in exchange for a reduction of $113,446 in bridge loans and accumulated interest. (See Part II, Item 2: “Changes in Securities” for further details on this transaction.)

(13) Line Of Credit

The Company has three separate lines of credit with Wachovia Bank, NA which total $2,850,000. The Company obtained a line of credit in the amount of $1,350,000 with Wachovia Bank, NA. The line of credit has been secured with 6,704,040 shares of the Company’s stock as collateral. The shares being used as collateral are owned by the trust of one of the Company’s officers and major shareholders. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due on demand. In addition, the Company obtained a line of credit in the amount of $1,000,000 with Wachovia Bank, NA with an interest rate equal to 1-month LIBOR plus 2.50% with all interest and principal due on May 31, 2007. In addition, the Company obtained a line of credit in the amount of $500,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on July 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for June 30, 2006

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

EXECUTIVE OVERVIEW & STRATEGY

HouseRaising, Inc. is a development stage company in the business of selling, designing and managing design/build and renovation projects and homebuilding solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits from use of its proprietary software functioning exclusively within the custom homebuilding arena. The Company owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention serves to connect hundreds of small builders and thousands of vendors to homebuyers in a revolutionary process. The invention has been developed into internal-use software. This management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. In early 2005, the company filed patent applications on its invention and started producing revenues utilizing the software in 2006.

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

HouseRaising’s principal focus is implementing its business plan. Beginning in 2004, HouseRaising commenced sales of new home and renovation projects utilizing a manual version of the system through an operating subsidiary which confirmed its business model. In 2005, the Company focused its attention on completing its management software system, starting to use the system to manage new home and renovation projects and develop an operating team to implement its business plan. In 2006, the Company has commenced rolling out its Custom Homebuilding Operations in the Carolinas and Gulf Coast region, started marketing Builder-memberships and affiliated Homebuilding Services. In addition, the Company customized a version of its software to facilitate managing disaster relief projects for the Gulf Coast region. The Company has established an office in Gulfport, Mississippi and engaged executives to implement its programs in this region.

How We Do It:

HouseRaising was created to take advantage of the invention its founder designed to revolutionize the way custom homebuilding conducts business. Custom homebuilding is where homeowners purchase a lot and later design and build their dream home utilizing custom builders. It is a generally accepted that about 9 out of every 10 companies that build custom homes eventually suffer financial losses and most of them fail. It is also commonly known that most homebuyers call the custom homebuilding experience a nightmare. Despite these terrible statistics, over 500,000 families design and build custom homes each year, selecting a builder from a pool of approximately 250,000 builders nationally.

The old way homebuilders and buyers operate within the design/build industry is flawed. Extensive research into the design build industry has exposed that during the designing and building stages, each and every custom home project confronts 1,269 critical problem points. HouseRaising owns these proprietary research materials. The issue is that builders and buyers are not aware of the critical problem areas and thus do little to nothing to prepare for handling them. Operating independently and on their own, experience has shown that builders and homebuyers cannot effectively solve these problems.

At a cost of over $11 million, HouseRaising developed 4 decades and thousands of custom homebuilding experiences into a management system and support process. The HouseRaising system represents a tried and proven method that provides users a way to manage the 1,269 critical problem points and emotional issues faced in every design/build project. Regardless of the price, style or location of the home under contract, the management process is the same. Through contracts, forms, reports and online educational components, the software automatically assigns precise steps and procedures that each party will follow. The 3,400 task process functions behind the scenes to address and solve issues that caused the problems, thus allowing homebuyers and builders to build homes in a financially sound manner and as an enjoyable experience. HouseRaising’s system helps builders and homebuyers work together to build a home without the normal misunderstandings and conflicts created by unaddressed problems.

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

At the end of the day, HouseRaising creates revenues from managing custom home and renovation projects and those revenues are part of and included in the sales price of the homes. Portions of those revenues come from design/build and renovation projects, where we earn profits as the builder of the home. In projects where we act as general manager of the project and not the builder, we earn a set fee for providing management services. Additionally, we earn consulting fees on disaster relief projects. In addition to the revenues described above, our management platform vendors provide technical services such as sales and design consulting, architectural services, vendor coordinating services, financing and cash flow management services and managing construction and closing related issues. These platform vendors are compensated separately and are direct costs to the project. In providing these in-house vendors, HouseRaising is able to improve the quality of those services at lower costs compared to outside vendors.

(1) Revenues from Custom Homebuilding Operations: Operating within zone territories through a wholly-owned subsidiary, HouseRaisingUSA, LLC, HRI designs and builds custom homes and renovations for homeowners. The company has sales efforts underway in the Carolinas and the Gulf Coast. HouseRaising has identified an additional 30 potential zone locations nationally. Revenues represent the sales price of these projects as completed. Operating outside of established zone territories, HouseRaising performs the role of general manager of projects through associate or independent builder relationships. On a national basis, associate and independent builders contract to have HouseRaising design, price and manage home projects with its software. This Internet-based revenue stream represents fees charged independent builders as a percentage of the sales price of the project.

(2) Revenues from Disaster Relief Services: HouseRaising creates revenues by offering consulting services to governing agencies, as well as directly to families and builders involved in disaster rebuilding efforts. For a fee, our consultants develop sketches of workable plans, create detailed specifications, determine new building code requirements and assist in arranging financing for rebuilding homes. It is expected that a percentage of the consulting engagements will then become project management engagements whereby HouseRaising performs the role of general manager. This revenue stream represents consulting fees and fees charged as a percentage of the sales price of the project.

(3) Revenues from Builder-Memberships: HouseRaising creates revenues by offering membership opportunities to the approximate 250,000 licensed homebuilders operating in the United States through a wholly-owned subsidiary, HouseRaisingMembership, LLC. HouseRaising believes that 25,000 homebuilders could reasonably become members and benefit from educational materials and financial advantages. Members receive savings through insurance programs and from economies of scale created by HouseRaising’s vendor relationships. This Internet-based revenue stream represents the price builders pay HouseRaising for memberships.

(4) Revenues from HouseRaisingAcademy (“HRA”): HRA is a wholly-owned subsidiary that was formed through the acquisition of assets and intellectual capital of LearnBytes, LLC in mid-2005. HRA is focused on developing and managing HouseRaising’s unique managed service software. The Academy’s team of specialists and IT experts manage the Academy as a “tool” and a “school” utilized by HouseRaising entities on all projects. HRA receives a service fee on the price of all design/build projects. There will also be opportunities to earn fees through certifying builders and through seminar fees from both homebuyers and homebuilders who want to learn more about the custom homebuilding industry via the Internet.

HRI Market Potential:

Management estimates that there is a substantial market for its design/build services, which will be accessed through affiliated relationships with small, hands-on builders who commit to conduct the business of building homes the HouseRaising way. The dsign/build sector of the homebuilding market represents about 500,000 of the 1.6 million single-family homes built annually in the U.S. While the total number of single-family homes does fluctuate year-to-year depending on economic conditions, the design/build sector has remained very stable. Of the 500,000 custom-home projects built by approximately 250,000 small builders in America each year, every one of them could benefit from HouseRaising’s managed services. A 1% share of this market equals approximately $2.5 billion in home sales. HouseRaising’s software system was built to serve at least a 1% market share of custom home projects.

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

Is HouseRaising a Technology Company or a Homebuilding Company?:

HouseRaising is the combination of a technology company and a homebuilding company that has developed into a service company that provides and manages projects through a proprietary process. In return for allowing HouseRaising to manage their projects, owners receive a home completed at a fair price…HR Economies of Scale™, designed and built to a higher degree of excellence…HR PowerHouse Specs™, and an experience that can be enjoyed by both the buyers and the builder…HRI Seal of Excellence Award™. Regardless of the price, style or location of the home under contract, the management process and quality demands are the same. Turning custom homebuilding into organized and manageable projects is aided by HouseRaising’s management platform vendors providing expert products and services.

Who Pays HRI?:

HouseRaising creates revenues from managing custom home and renovation projects and those revenues are part of and are included in the sales price of the homes. As builders and HR-USA join to co-manage pre-sold projects, HRI is paid by the homebuyers as part of the total price due the builder as specified in the design/build or renovation contract. All vendors operating in Management Platforms or providing products or service to the project are paid from the construction loan and down payment provided by homebuyers.

HouseRaising’s Business is its trademark “Straight, Level & Square®”:

HouseRaising, Inc.’s Trademark, “Straight, Level & Square®” stands for both the way the company deals with homebuyers, builders and vendors, and the quality of the products and services it provides. HouseRaising improves the quality of the home and provides better services. This combination reduces the cost of designing and building unique homes by up to 10%.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is completed and closed. HouseRaising had new home and renovation sales of $233,330 for the period ended June 30, 2006, compared to $0 for the same period in 2005. Sales increased due to closing on new construction and remodeling projects in the greater Charlotte area started in late 2005 or early 2006. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. As of the end of the second quarter of 2006, the Company has new contracts totaling approximately $3,000,000 in sales that are projected to be completed over the next 12 months, which reflects a $1,000,000 increase from the number reported in our Annual Report on 10-KSB for the period ending December 31, 2005 as filed on March 31, 2006. On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. HouseRaising had gross profits of $63,066 (or approximately 27% gross profit margin) for the period ended June 30, 2006 compared to $0 for the same period in 2005. The increase is principally due to the higher sales volume. We expect gross profits will continue to increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $0 recorded in the second quarter of 2006 associated with new and on-going projects that are expected to be completed in 2006. There were several projects that made a 5% deposit and committed to moving forward with new construction, but these occurred after June 30, 2006 and will therefore be recorded in the third quarter results of operations (these projects are included in the $3,000,000 in new contracts). There were no sales and service fees recorded in the second quarter of 2005. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

Other Income

The Company earned $0 in other income for the period ending June 30, 2006, compared to $47 for the same period in 2005. We would not expect this to increase in 2006 as we implement our business plan.

Net Revenues

HouseRaising’s net revenues were $63,066 for the second quarter ended June 30, 2006 compared to $47 for 2005. The net revenues generated in 2006 were solely due to new home construction and renovation projects. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2006 and commence roll-out of the Company’s membership, independent builder operations and disaster relief operations.

Expenses

Total expenses for the quarter ended June 30, 2006 was $795,834 compared to $1,560,018 for the same period in 2005. The decrease in expenses was due to a substantial decrease in consulting fees from the second quarter of 2005 to 2006. Consulting fees reflects business consulting services and investor relations expenses which decreased to $289,519 in the second quarter, 2006 from $1,149,180 in the second quarter 2005. This is principally because the company incurred consulting fees in the second quarter, 2005 in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. These fees were principally investor relations and related consulting services which was substantially funded through the issuance of restricted shares of common stock. The Company does not expect such expenses to reoccur as its experience since that incident have been much more moderated.

Selling, general and administrative expenses were slightly higher for the period ending June 30, 2006 versus 2005, increasing from $410,838 in the second quarter of 2005 to $506,315 for the second quarter of 2006. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte and Gulf Coast regions, builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management to raise capital for implementation of its business plan.

Due to our start up efforts, we issued shares of common stock to professionals and consultants for their marketing, investor relations and general business consulting. All of our accounts payable and accrued expenses are trade payables in connection within the course of business. We expect to develop additional revenue sources consistent with these expense levels as we continue to roll out our business plan in 2006, including the Company’s new builder membership and disaster relief services.

Other Expense

HouseRaising had interest expense of $47,493 for the quarter ended June 30, 2006 compared to $16,526 for the same period in 2005. The interest recorded in the second quarter of 2006 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2005 was principally to reimburse bridge lenders of HouseRaising as well as to the Technology Connections predecessor entity. The Company has offered bridge lenders an opportunity to enter into an equity-for-debt swap as part of the company’s private placement offering and several bridge lenders have agreed to do this. Going forward we would expect this level of interest expense to subside as those debt obligations are retired, unless the company cannot obtain additional equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended June 30, 2006 was $780,261 versus a net loss of $1,576,497 in the same period in 2005, a decrease of over 50% or $796,236. The decrease in net losses is directly attributable to an increase in sales associated with new construction and remodeling projects and a decrease in consulting fees. Future income/losses will depend on the success of implementing the company’s business plan in 2006. The company does already have approximately $3,000,000 of new home construction work in process for 2006 which is a $1,000,000 increase from year-end and consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed in 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

Sales

HouseRaising had new home and renovation sales of $451,341 for the six month period ended June 30, 2006, compared to $1,590 for the same period in 2005. The sales for the first six months of 2006 have almost achieved the same sales level for all of 2005. Sales increased due to closing on new construction and remodeling projects in the greater Charlotte area started in late 2005 or early 2006. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. As of the end of the second quarter of 2006, the Company has new contracts totaling approximately $3,000,000 in sales that are projected to be completed over the next 12 months, which reflects a $1,000,000 increase from the number reported in our Annual Report on 10-KSB for the period ending December 31, 2005 as filed on March 31, 2006. On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees (see second quarter results for further details). HouseRaising had gross profits of $69,894 for the six month period ended June 30, 2006 compared to $342 for the same period in 2005. The gross profits for the first six months of 2006 are almost double the gross profits incurred in all of 2005. The increase is principally due to the higher sales volume. We expect gross profits will continue to increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $59,625 recorded in the first six months of 2006 associated with new and on-going projects that are expected to be completed in next 12 months. In addition, there were several projects that made a 5% deposit and committed to moving forward with new construction, but these occurred after June 30, 2006 and will therefore be recorded in the third quarter results of operations (these projects are included in the $3,000,000 in new contracts). There were sales and service fees of $8,462 recorded for the first six months of 2005. The substantial increase reflects the increase in sales volume and expected sales over the next 12 months. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

Other Income

The Company earned $0 in other income for the six months period ending June 30, 2006, compared to $141 for the same period in 2005. We would not expect this to increase in 2006 as we implement our business plan.

Net Revenues

HouseRaising’s net revenues were $129,519 for the six months ended June 30, 2006 compared to $8,945 for 2005. The substantial increase in net revenues for the first six months of 2006 compared to the same period in 2005 (almost 15 fold increase) reflects the substantial increase in new home construction and renovation projects and on-going marketing efforts the past year. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2006 and continue the roll-out of the Company’s membership and disaster relief operations.

Expenses

Total expenses for the six months ended June 30, 2006 was $1,395,886 compared to $2,540,482 for the same period in 2005. The decrease in expenses was due to a substantial decrease in consulting fees from the second quarter of 2005 to 2006. Consulting fees reflects business consulting services and investor relations expenses which decreased to $289,519 in the second quarter, 2006 and $431,468 for the first six months of 2006 from $1,149,180 in the second quarter 2005 and $1,662,529 for the first six months of 2005. This is principally because the company incurred consulting fees in the second quarter, 2005 in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. These fees were principally investor relations and related consulting services which was substantially funded through the issuance of restricted shares of common stock. The Company does not expect such expenses to reoccur as its expenditures since that time period has been substantially less.

Selling, general and administrative expenses were slightly higher for the six months period ending June 30, 2006 versus 2005, increasing from $877,953 in 2005 to $964,418 in 2006. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte and Gulf Coast regions, builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management to raise capital for implementation of its business plan.

Other Expense

HouseRaising had interest expense of $78,324 for the quarter ended June 30, 2006 compared to $25,773 for the same period in 2005. The interest recorded in the second quarter of 2006 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2005 was principally to reimburse bridge lenders of HouseRaising as well as to the Technology Connections predecessor entity. The Company has offered bridge lenders an opportunity to enter into an equity-for-debt swap as part of the company’s private placement offering and several bridge lenders have agreed to do this. Going forward we would expect this level of interest expense to subside as those debt obligations are retired, unless the company cannot obtain additional equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended June 30, 2006 was $1,344,691 versus a net loss of $2,557,310 in the same period in 2005, a decrease of over 40% or $1,212,619. The decrease in net losses is directly attributable to an increase in sales associated with new construction and remodeling projects and a decrease in consulting fees in the second quarter 2006 versus 2005. Future income/losses will depend on the success of implementing the company’s business plan in 2006. The company does already have approximately $3,000,000 of new home construction work in process for 2006 which is a $1,000,000 increase from year-end and consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. There is no guarantee that all of these projects will be completed in 2006.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $1,342,678 for the six month period ended June 30, 2006 versus $288,380 for the same period in 2005. This reflects a net increase in cash used by operations of $1,054,298 principally due to a decrease in common stock issued for services for the six months offset by a decrease in net operating loss.

Cash flows used in investment activities were $43,923 and $40,042 for the six months ended June 30, 2006 and 2005, respectively. This was principally due to investments in property and equipment for the company.

Cash flows provided by financing activities were $1,168,981 and $323,556, respectively, for the six months ended June 30, 2006 and 2005. The increase was principally due to issuance of common stock associated with the equity-for-debt swap with the company’s bridge lenders that occurred in the first six months of 2006 (see Note 12 of Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities for more information) and the increase in borrowings on notes payable, principally draws on a bank loan with Wachovia.

We had cash on hand of $74,763 and a working capital deficit of $2,774,026 as of June 30, 2006 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in accounts payable and notes payable from the bridge lenders and line of credit from Wachovia Bank. In early 2006, the Company entered into agreements with some of the bridge lenders to convert their debt obligations into restricted stock of the company and warrants for future purchase of restricted stock of the company through our Private Placement Memorandum which is further described under Note 12 of the Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities.

Overall, we have funded our cash needs from inception through June 30, 2006 with a series of debt and equity transactions. The Company’s principal source of working capital in 2005 and 2006 was a loan made by the Company’s founder, a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. The Company has limited plans to hire additional employees until Management is successful in securing a capital infusion. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

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

Accordingly, the company is seeking additional debt or equity financing or funding from third parties, in exchange for which the company might be required to issue a substantial equity position. There is no assurance that the company will be able to obtain additional financing on terms acceptable to its Management. If Management is successful in obtaining additional funding, these funds will be used primarily to expand sales and marketing efforts of its homebuilding operations (new home and renovation sales) in the Carolinas (covering North and South Carolina) and the Gulf Coast region, implementing marketing and sales for its membership and independent builder programs in the southeast and eventually nationally, implementing marketing and sales for its disaster relief services, on-going software development to improve its system and to provide working capital needed for repayment of outstanding notes payable. The Company also continues to explore acquisition opportunities that may assist in the successful implementation of its business plan (see Note 9B Other Matters for further discussion on this item).

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

PART II
ITEM 1. LEGAL PROCEEDINGS.

In the matter of Nite Capital, LP, Plaintiff v. Robert V. McLemore and HouseRaising, Inc., Defendants, 05C 3757:
On May 3, 2006, Nite Capital, LP (“Nite”) re-filed its complaint against Robert V. McLemore, President of HouseRaising (“McLemore”) and HouseRaising, in the Circuit Court of the Nineteenth Judicial Circuit for Lake County, Illinois. The re-filed complaint essentially makes the same allegations and demands the same relief as an earlier complaint filed in federal court in Illinois. A copy of a Form 8-K, filed with the Commission on July 19, 2005, reporting the filing of the initial complaint by Nite in the U.S. District Court for the Northern District of Illinois, Eastern Division, against McLemore and HouseRaising, is hereby incorporated by reference. That complaint was voluntarily dismissed on a motion made by Nite on April 12, 2006.

Mr. McLemore maintains his previously stated position that Nite Capital defaulted on the underlying contract and that he and HouseRaising are not at fault. As previously stated, the terms of the contract at issue are disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. The Defendants continue to engage Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice law in state court in Illinois and the U.S. District Court for the Northern District of Illinois, and intend to vigorously defend this action, including the making of a motion for dismissal based on a lack of jurisdiction. The Company believes the claims against it amount to a thinly disguised effort to insert HouseRaising into a dispute over a contract between two private parties.

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

HouseRaising reports that in late March, 2006, HouseRaising came to an agreement to this conversion with four bridge lenders, which resulted in the issuance of 425,000 shares of common stock and an equal amount of warrants under this offering in exchange for a reduction of $212,500 in bridge loans and accumulated interest. In addition, in the second quarter, the Company came to an agreement with a fifth bridge lender, which resulted in the issuance of 226,892 shares of common stock and an equal amount of warrants under this offering in exchange for a reduction of $113,446 in bridge loans and accumulated interest. Each of the bridge lenders is an accredited investor as defined in Rule 501(a) of Regulation D under the Act. Each Unit, consisting of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.50 per warrant, was priced at $0.50 per Unit. Neither the shares of common stock sold nor the shares underlying the warrants are entitled to any registration rights, and the investor will rely on Rule 144 under the Act in order to sell the shares of common stock on the Over-the-Counter Bulletin Board after satisfying the Rule’s one-year holding period and other requirements. There are no underwriting discounts or commissions in this transaction.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to March 31, 2006, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

June 28, 2006 (July 5, 2006)	Form 8-K Entry into a Material Definitive Agreement
June 19, 2006 (June 20, 2006)	Form 8-K Other Events

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

HOUSERAISING, INC.
(Registrant)
Date: August 14, 2006	By:	/s/ Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Robert V. McLemore
Robert V. McLemore
President and Founder (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2006	By:	/s/ Christine M. Carriker
Christine M. Carriker
Secretary/Treasurer, SVP & Chief Administrative Officer (Principal Accounting Officer)