Form 10QSB
period 2006-09-30
HOUSERAISING, INC.
filed 2006-11-14
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding October 31, 2006
Common Stock ($.001 par value)	50,769,282
Preferred Stock Class A ($.001 par value)	1,000,000
Preferred Stock Class B ($.001 par value)	800,000

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

HOUSERAISING, INC.
FORM 10-QSB

For the Quarter ended September 30, 2006

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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Condensed Balance Sheet (unaudited)
As of September 30, 2006

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	202,272
Excess costs over billings on uncompleted projects	246,686
Prepaid Expenses	50,025
Accounts Receivable	23,075
TOTAL CURRENT ASSETS	522,058

PROPERTY AND EQUIPMENT
Property and Equipment	422,441
Accumulated Depreciation	(148,354)
Net Property and Equipment	274,087

OTHER ASSETS
Other Assets	19,487
Capitalized Software	13,286,293
Net Other Assets	13,305,780
TOTAL ASSETS	14,101,925

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	307,184
Interest Payable	89,504
Notes Payable	419,842
Bank Loan	3,248,109
TOTAL LIABILITIES	4,064,639

STOCKHOLDERS' EQUITY
Preferred Stock Class A Convertible ($.001 par value, 1,000,000 authorized:
1,000,000 issued and outstanding)	1,000
Preferred Stock Class B Convertible ($.001 par value, 800,000 authorized:
800,000 issued and outstanding)	800
Common Stock ($.001 par value, 100,000,000 shares authorized:
49,991,380 shares issued and outstanding)	49,991
Common Stock Subscribed but not Issued	1,807,262
Additional Paid-in-Capital	16,782,601
Retained Deficit	(8,604,368)
TOTAL STOCKHOLDERS' EQUITY	10,037,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	14,101,925
The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the quarter ended September 30, 2006 and 2005

	2006	2005
SALES AND COST OF SALES:
Sales	$185,450	$0
Gross Profit	10,122	0

OTHER REVENUES:
Sales and service fees	97,027	9,151
Other income	5,528	47

NET REVENUES	112,677	9,198

OPERATING EXPENSES:
Selling, general and administrative	1,373,039	684,246
Consulting fees	110,924	215,688
	1,483,963	899,934

OTHER EXPENSE:
Interest expense	63,055	26,186

NET LOSS	$(1,434,341)	$(916,922)

Net Loss Per Common Share
Basic & Fully Diluted	*	*

Weighted Average Common
Shares Outstanding (see Note G)	49,983,066	41,666,935

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Consolidated Statement of Operations (unaudited)
For the nine months ended September 30, 2006 and 2005

	2006	2005
SALES AND COST OF SALES:
Sales	$636,791	$1,590
Gross Profit	80,016	342

OTHER REVENUES:
Sales and service fees	156,652	17,613
Other income	5,528	188

NET REVENUES	242,196	18,143

OPERATING EXPENSES:
Selling, general and administrative	2,337,456	1,558,230
Consulting fees	542,392	1,878,817
	2,879,848	3,437,047

OTHER EXPENSE:
Interest expense	141,380	51,959

NET LOSS	$(2,779,032)	$(3,470,863)

Net Loss Per Common Share
Basic & Fully Diluted	*	*

Weighted Average Common
Shares Outstanding (see Note G)	47,983,066	39,331,559

* Less than ($.01)

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries (A Development Stage Company)
Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,779,032)	$(3,470,863)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	25,285	22,674
Common and Preferred stock issued for services and debt restructuring	3,354,742	4,488,354
(Increase) decrease in operating assets:	-	-
Accounts receivable	(157)	(2,237)
Capitalized software	(2,566,593)	(1,720,387)
Excess of costs over billings on uncompleted contracts	(60,314)	(69,371)
Accounts payable and accrued expenses	20,932	69,507

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,005,137)	(682,323)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(7,500)	(141,728)
Purchase of property and equipment	(59,564)	(26,062)
NET CASH (USED IN) INVESTMENT ACTIVITIES	(67,064)	(167,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	525,946	-
Borrowings on notes payable	1,456,144	1,206,075
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,982,090	1,206,075

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(90,111)	355,962

CASH AND CASH EQUIVALENTS:
Beginning of period	292,383	24,767

End of period	$202,272	$380,729

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

In the opinion of HRI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HRI and its subsidiaries as of September 30, 2006 and the results of their operations for the nine months ended September 30, 2006 and 2005 and their cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-QSB or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The following is a list of all subsidiaries of the Company:

HouseRaisingAcademy, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingManagement, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingUSA, LLC	owned 100% by HouseRaising, Inc.
HouseRaisingMembership, LLC (2006)	owned 100% by HouseRaising, Inc.
HouseRaising Disaster Relief, LLC (2006)	owned 100% by HouseRaising, Inc.
HouseRaising of Greater Charlotte, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Greenville, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Columbia, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Asheville, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Wilmington, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Myrtle Beach, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of Charleston, LLC	owned 100% by HouseRaisingUSA, LLC
HouseRaising of the Gulf Coast, LLC (zone operation) (2006)	owned 100% by HouseRaisingUSA, LLC
HouseRaising of the Carolinas, LLC (zone operation) (2006)	owned 100% by HouseRaisingUSA, LLC

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

In July 2003, the Company formed 2 subsidiaries, HouseRaisingAcademy, LLC and HouseRaisingUSA, LLC. HouseRaisingAcademy, LLC develops and manages the Company’s internet based E-Learning and Homebuilder Management System (named System C) currently in final development. HouseRaisingUSA, LLC is responsible for organizing and owning the zone and regional limited liability companies.

(2) Summary of Significant Accounting Policies (continued)

In 2006, the Company established four new limited liability companies (LLC) with the names HouseRaising of the Gulf Coast, LLC and HouseRaising of the Carolinas, LLC (which are 100% owned by HouseRaisingUSA, LLC and serve as the zone operations for the Company) and HouseRaising Disaster Relief, LLC and HouseRaisingMembership, LLC (which are 100% owned by HouseRaising, Inc.) The Company has also signed four separate agreements with independent homebuilders to form regional homebuilding operations in the Carolinas and Gulf Coast zones whereby HouseRaising of the Carolinas, LLC and HouseRaising of the Gulf Coast, LLC will own 50% of the new limited liability companies.

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

(2) Summary of Significant Accounting Policies (continued)

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

(7) Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2006 and 2005.

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

(10) Development Stage Company

The Company is in the development stage as of September 30, 2006 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(11) Commitments/Leases

On November 1, 2005, HouseRaising entered into a Lease Agreement (“Lease”), extendable by the Company, whereby the Company agreed to lease the entire second floor at Independence Tower (approximately 11,000 square feet) located at 4801 E. Independence Boulevard, Charlotte, NC for an annual rent obligation of approximately $100,000. HouseRaising will utilize this additional space for estimators and designers recruited to support the Company’s Gulf Coast initiative and a sales and product display center to support operations in North and South Carolina. The space will continue to serve as corporate headquarters for HouseRaising, Inc. and HouseRaisingAcademy, which include the Company’s recent consolidation of its acquisition of LearnBytes, LLC. HouseRaising of the Gulf Coast, LLC has established a small business office location in Gulfport, MS and is negotiating to establish an office and design-center in New Orleans, LA.

The Company also has one vehicle under leases that has been classified as an operating lease expiring in March 2007 as extended. Payment due under the lease is $1,384 per month. In December 2005, the Company entered into a lease agreement for computer equipment. The monthly payments are $2,227.03 per month for 48 months starting June, 2006. In October 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $560.68 per month for 24 months beginning December, 2005. In September 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $248.53 per month for 24 months beginning November, 2005. In May, 2006, the company entered into a lease agreement for computer hardware and software. The monthly payments are $107.20 per month for 48 months beginning June, 2006.

(12) Notes Payable

Notes payable at September 30, 2006 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

(12) Notes Payable (continued)

Secured note payable to an unrelated party.
Bearing 15% interest.	$155,000	**

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851	**

Secured demand note payable to a related party.
Bearing 6% interest.	$244,174

Total Current Portion	$419,842

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

(13) Line Of Credit

The Company has three separate lines of credit with Wachovia Bank, NA which total $4,100,000. The Company obtained a line of credit in the amount of $1,350,000 with Wachovia Bank, NA. The line of credit has been secured with 6,704,040 shares of the Company’s stock as collateral. The shares being used as collateral are owned by the trust of one of the Company’s officers and major shareholders. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due on demand. In addition, the Company obtained a line of credit in the amount of $1,000,000 with Wachovia Bank, NA with an interest rate equal to 1-month LIBOR plus 2.50% with all interest and principal due on May 31, 2007. In addition, the Company obtained a line of credit in the amount of $500,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on July 31, 2007. In addition, the Company obtained a line of credit in the amount of $1,250,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for September 30, 2006

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

HIGHLIGHTS OF RECENT ACTIVITIES

•	Year-to-date home and renovation project sales for our customers of $636,791, which exceeds all of last year;
•	Year-to-date net revenues to HouseRaising, Inc. of $242,196 which is thirteen times year-to-date last year;
•
Signed agreements for $5.1 million in custom homes expected to be built over the next 12 months, which is $3.1 million higher than year-end last year (the Company also several interested prospective home buyers from various marketing efforts that are not included in this figure as they have not yet signed an agreement nor is there any guarantee they will);

•
Signed four operating agreements (series 200) with independent builders to build approximately 10-20 homes in total per each builder per year, whereby the builder operates a new jointly-owned limited liability company that uses our System-C technology and processes on which HouseRaising receives service fees and share equally profits on completed projects (these home sales are not included in the $5.1 million figure noted above);

•
In past quarter the Company has cultivated a number of interested prospective Builder Associates or Builder-Partner relationships totaling more than 80 individuals which are at various stages of discussions with the Company on establishing a relationship (there is no guarantee, however, these individuals will sign agreements);

•	Established business office in Gulfport, Mississippi and negotiating on office space in New Orleans, Louisiana for our disaster relief initiative.

EXECUTIVE OVERVIEW & STRATEGY

HouseRaising, Inc. is a fully operational company in the business of selling, designing and managing design/build and renovation projects and homebuilding solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits from use of its proprietary software functioning exclusively within the custom homebuilding arena. The Company owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention serves to connect hundreds of small builders and thousands of vendors to homebuyers in a revolutionary process. The invention has been developed into internal-use software. This management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. In early 2005, the company filed patent applications on its invention and started producing revenues utilizing the software in 2006.

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

In 2006, the Company has commenced rolling out its Custom Homebuilding Operations in the Carolinas and Gulf Coast region, started marketing Builder-memberships and affiliated Homebuilding Services. In addition, the Company customized a version of its software to facilitate managing disaster relief projects for the Gulf Coast region. The Company has established an office in Gulfport, Mississippi and engaged executives to implement its programs in this region. The Company is rapidly increasing home sales in these areas and has signed four operating agreements to establish regional operations with experienced homebuilders which is expected to rapidly increase custom homes sales in these regions. The Company fully expects to continue engaging homebuilders in this capacity as its marketing efforts with homebuilders expand.

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

(1) Revenues from Custom Homebuilding Operations: Operating within zone territories through a wholly-owned subsidiary, HouseRaisingUSA, LLC, HRI designs and builds custom homes and renovations for homeowners. The company has sales efforts underway in the Carolinas and the Gulf Coast. HouseRaising has identified an additional 30 potential zone locations nationally. Revenues represent the sales price of these projects as completed. Operating outside of established zone territories, HouseRaising performs the role of general manager of projects through associate or independent builder relationships. On a national basis, associate and independent builders contract to have HouseRaising design, price and manage home projects with its system. The Company has established several operating programs that allow homebuilders to serve as builder partners as described below:
•	Series 100: Builder Associate Relationships (3-5 custom homes annually);
•	Series 200: Local Builder-Partner Relationships (5-20 custom homes annually);
•	Series 300: Regional Builder-Partner Relationships (30-50 custom homes annually);
•	Series 400: Zone Builder-Partner Relationships (100-300 custom homes annually).
The Company has recently signed four agreements with independent builders to develop local operations in Charlotte, NC, Wilmington, NC, Beaufort and Bluffton (near Charleston), SC and Gulfport, MS.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2006
COMPARED TO SEPTEMBER 30, 2005

Sales

The Company reports total project sales based on the contract amount due to design and build project, in the quarter in which the sale is completed and closed. HouseRaising had new home and renovation sales of $185,450 for the period ended September 30, 2006, compared to $0 for the same period in 2005. Sales increased due to closing on a new construction project in the greater Charlotte area started in late 2005. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. As of the end of the third quarter of 2006, the Company has new agreements totaling approximately $5,100,000 in sales that are projected to be completed over the next 12 months, which reflects a $3,100,000 increase from the number reported in our Annual Report on 10-KSB for the period ending December 31, 2005 as filed on March 31, 2006. In addition, the Company has signed four operating agreements to establish regional operations with experienced homebuilders in Charlotte, North Carolina, Wilmington, North Carolina, Beaufort and Bluffton (near Charleston), South Carolina and Gulfport, Mississippi which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted as a cost to the project. HRI’s profit represents the sales price less all costs, with the builder share of the profits listed as a cost to the project. HouseRaising had gross profits of $10,122 for the period ended September 30, 2006 compared to $0 for the same period in 2005. The increase is principally due to the higher sales volume. We expect gross profits will continue to increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $97,027 recorded in the third quarter of 2006 associated with new and on-going projects that are expected to be completed in the next 12 months. These projects are included in the $5,100,000 in new agreements previously reported. There were $9,151 in sales and service fees recorded in the third quarter of 2005. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

Other Income

The Company earned $5,528 in other income for the period ending September 30, 2006, principally from marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage and membership fees from new Builder-members that have decided to work with HouseRaising, compared to $47 for the same period in 2005. The Company will earn approximately $12,000 a year from its agreement with SunTrust and does expect membership fees will increase substantially as the company continues to implement its Builder-Membership program as part of its business plan.

Net Revenues

HouseRaising’s net revenues were $112,677 for the third quarter ended September 30, 2006 compared to $9,198 for 2005. The net revenues generated in 2006 were due to profits from new home construction and renovation projects that were completed in the year and also sales and service fees for new projects that have been started. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2006 and commence roll-out of the Company’s membership, independent builder operations and disaster relief operations.

Expenses

Total expenses for the quarter ended September 30, 2006 was $1,483,963 compared to $899,934 for the same period in 2005. Selling, general and administrative expenses were higher for the period ending September 30, 2006 versus 2005, increasing from $684,246 in the third quarter of 2005 to $1,373,039 for the third quarter of 2006. The increase in expenses was due principally to a one time administrative cost associated with the issuance of 200,000 preferred stock shares to Management as described under Part II Item 2: Changes in Securities. Selling, General and Administrative expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte and Gulf Coast regions, builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management to raise capital for implementation of its business plan as well as previously committed payments for services provided to the company. Consulting fees reflect business consulting services and investor relations expenses which decreased to $110,924 in the third quarter 2006 from $215,688 in the third quarter 2005.

Due to our start up efforts, we have previously issued shares of common stock to professionals and consultants for their marketing, investor relations, and general business consulting. All of our accounts payable and accrued expenses are trade payables in connection within the course of business. We expect to develop additional revenue sources consistent with these expense levels as we continue to roll out our business plan in 2006, including the Company’s new builder membership and disaster relief services.

Other Expense

HouseRaising had interest expense of $63,055 for the quarter ended September 30, 2006 compared to $26,186 for the same period in 2005. The interest recorded in the third quarter of 2006 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2005 was principally to reimburse bridge lenders of HouseRaising as well as to the Technology Connections predecessor entity. The Company has offered bridge lenders an opportunity to enter into an equity-for-debt swap as part of the company’s private placement offering and several bridge lenders have agreed to do this. Going forward we would expect this level of interest expense to subside as those debt obligations are retired, unless the company cannot obtain additional equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended September 30, 2006 was $1,434,341 versus a net loss of $916,922 in the same period in 2005, an increase of $517,419. The increase in net losses is directly attributable to a one time administrative expense, offset by an increase in sales associated with new construction and remodeling projects and a decrease in consulting fees. Future income/losses will depend on the success of implementing the company’s business plan in 2006. The company does already have approximately $5,100,000 of new home construction work in process for 2006 which is a $3,100,000 increase from year-end and has signed four operating agreements to establish regional operations with experienced homebuilders in Charlotte, North Carolina, Wilmington, North Carolina, Beaufort and Bluffton (near Charleston), South Carolina and Gulfport, Mississippi which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO SEPTEMBER 30, 2005

Sales

HouseRaising had new home and renovation sales of $636,791 for the nine month period ended September 30, 2006, compared to $1,590 for the same period in 2005. The sales for the first nine months of 2006 have surpassed the same sales level for all of 2005. Sales increased due to closing on new construction and remodeling projects in the greater Charlotte area started in late 2005 or early 2006. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. As of the end of the third quarter of 2006, the Company has new contracts totaling approximately $5,100,000 in sales that are projected to be completed over the next 12 months, which reflects a $3,100,000 increase from the number reported in our Annual Report on 10-KSB for the period ending December 31, 2005 as filed on March 31, 2006. In addition, the Company has signed four operating agreements to establish regional operations with experienced homebuilders in Charlotte, North Carolina, Wilmington, North Carolina, Beaufort and Bluffton (near Charleston), South Carolina and Gulfport, Mississippi which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months.

Gross Profits

The Company earns profits as the net difference of project’s sales price and total costs including fees (see third quarter results for further details). HouseRaising had gross profits of $80,016 for the nine month period ended September 30, 2006 compared to $342 for the same period in 2005. The gross profits for the first nine months of 2006 are more than double the gross profits incurred in all of 2005. The increase is principally due to the higher sales volume. We expect gross profits will continue to increase commensurate with new contract sales.

Sales and Service Fee Revenues

Sales and service fee revenues from pre-sold projects consist of sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $156,652 recorded in the first nine months of 2006 associated with new and on-going projects that are expected to be completed in next 12 months. These projects are included in the $5,100,000 in new agreements noted earlier. There were sales and service fees of $17,613 recorded for the first nine months of 2005. The substantial increase reflects the increase in sales volume and expected sales over the next 12 months. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

Other Income

The Company earned $5,528 in other income for the nine months ended September 30, 2006, principally from marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage and membership fees from new Builder-members that have decided to work with HouseRaising compared to $188 for the same period in 2005. The Company will earn approximately $12,000 a year from its agreement with SunTrust and does expect membership fees will increase substantially as the company continues to implement its Builder-Membership program as part of its business plan.

Net Revenues

HouseRaising’s net revenues were $242,196 for the nine months ended September 30, 2006 compared to $18,143 for 2005. The substantial increase in net revenues for the first nine months of 2006 compared to the same period in 2005 (more than 13 fold increase) reflects the substantial increase in new home construction and renovation projects and on-going marketing efforts the past year. We would expect our net revenues to continue to grow as we obtain new construction and remodeling work in 2006 and continue the roll-out of the Company’s membership and disaster relief operations.

Expenses

Total expenses for the nine months ended September 30, 2006 was $2,879,848 compared to $3,437,047 for the same period in 2005. The decrease in expenses was due to a substantial decrease in consulting fees from the second quarter of 2005 to 2006. Consulting fees reflects business consulting services and investor relations expenses which decreased to $289,519 in the second quarter, 2006 and $542,392 for the first nine months of 2006 from $1,149,180 in the second quarter 2005 and $1,878,817 for the first nine months of 2005. This is principally because the company incurred consulting fees in the second quarter, 2005 in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. These fees were principally investor relations and related consulting services which was substantially funded through the issuance of restricted shares of common stock. The Company does not expect such expenses to reoccur as its expenditures since that time period has been substantially less.

Selling, general and administrative expenses were higher for the nine months period ending September 30, 2006 versus 2005, increasing from $1,558,230 in 2005 to $2,337,456 in 2006. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte and Gulf Coast regions, builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management to raise capital for implementation of its business plan, a one time issuance of Preferred Stock Shares to management and previously committed payments for services provided to the company.

Other Expense

HouseRaising had interest expense of $141,380 for the quarter ended September 30, 2006 compared to $51,959 for the same period in 2005. The interest recorded in the third quarter of 2006 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2005 was principally to reimburse bridge lenders of HouseRaising as well as to the Technology Connections predecessor entity. The Company has offered bridge lenders an opportunity to enter into an equity-for-debt swap as part of the company’s private placement offering and several bridge lenders have agreed to do this. Going forward we would expect this level of interest expense to subside as those debt obligations are retired, unless the company cannot obtain additional equity financing and must resort to borrowing additional funds.

Income / Losses

The net loss for the quarter ended September 30, 2006 was $2,779,032 versus a net loss of $3,470,863 in the same period in 2005, a decrease of approximately 20% or $691,831. The decrease in net losses is directly attributable to an increase in sales associated with new construction and remodeling projects and a decrease in consulting fees in the nine months ended 2006 versus 2005. Future income/losses will depend on the success of implementing the company’s business plan in 2006. The company does already have approximately $5,100,000 of new home construction work in process for 2006 which is a $3,100,000 increase from year-end and has signed four operating agreements to establish regional operations with experienced homebuilders in Charlotte, North Carolina, Wilmington, North Carolina, Beaufort and Bluffton (near Charleston), South Carolina and Gulfport, Mississippi which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. The actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $2,005,137 for the nine month period ended September 30, 2006 versus $682,323 for the same period in 2005. This reflects a net increase in cash used by operations of $1,322,814 principally due to a decrease in common stock issued for services for the nine months offset by a decrease in net operating loss and expenditures on capitalized software.

Cash flows used in investment activities were $67,064 and $167,790 for the nine months ended September 30, 2006 and 2005, respectively. This was principally due to investments in property and equipment for the company.

Cash flows provided by financing activities were $1,982,090 and $1,206,075, respectively, for the nine months ended September 30, 2006 and 2005. The increase was principally due to issuance of common stock associated with the equity-for-debt swap with the company’s bridge lenders that occurred in the first nine months of 2006 (see Note 12 of Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities of Form 10-QSB filed with the SEC on August 14, 2006 for more information) and the increase in borrowings on notes payable, principally draws on a bank loan with Wachovia.

We had cash on hand of $202,272 and a working capital deficit of $3,515,613 as of September 30, 2006 which is not sufficient to fund our operations through the next twelve months. Our working capital deficit is due to current obligations in accounts payable and notes payable from the bridge lenders and line of credit from Wachovia Bank. In early 2006, the Company entered into agreements with some of the bridge lenders to convert their debt obligations into restricted stock of the company and warrants for future purchase of restricted stock of the company through our Private Placement Memorandum which is further described under Note 12 of the Notes to Consolidated Financial Statements.

Overall, we have funded our cash needs from inception through September 30, 2006 with a series of debt and equity transactions. The Company’s principal source of working capital in 2005 and 2006 was a loan made by the Company’s founder, a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Going forward we will rely substantially on new revenue from our business development efforts; however, we have no current capital reserves that will sustain our business for the next twelve months. The company does have approximately $5,100,000 of new home construction work in process for 2006 and a pipeline of prospective customers which is consistent with implementing our business plan. The Company has also signed four operating agreements to establish regional operations with experienced homebuilders in Charlotte, North Carolina, Wilmington, North Carolina, Beaufort and Bluffton (near Charleston), South Carolina and Gulfport, Mississippi which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. If the projected revenues fall short of needed capital we may not be able to sustain our cash needs for the next twelve months. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions. If we are unable to receive additional cash infusions from these parties, we will need to obtain additional capital through equity or debt financing to sustain operations. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

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

PART II
ITEM 1. LEGAL PROCEEDINGS.

In the matter of Nite Capital, LP, Plaintiff v. Robert V. McLemore and HouseRaising, Inc., Defendants, 05C 3757:
On May 3, 2006, Nite Capital, LP (“Nite”) re-filed its complaint against Robert V. McLemore, President of HouseRaising (“McLemore”) and HouseRaising, in the Circuit Court of the Nineteenth Judicial Circuit for Lake County, Illinois. The re-filed complaint essentially makes the same allegations and demands the same relief as an earlier complaint filed in federal court in Illinois. HouseRaising filed a motion for dismissal based on lack of jurisdiction, but this filing was denied on October 18, 2006. Consistent with time requirements of Illinois law, HouseRaising filed a response to the complaint in Circuit Court on November 7, 2006. A copy of a Form 8-K, filed with the Commission on July 19, 2005, reporting the filing of the initial complaint by Nite in the U.S. District Court for the Northern District of Illinois, Eastern Division, against McLemore and HouseRaising, describes the litigation in more detail and is hereby incorporated by reference. That complaint was voluntarily dismissed on a motion made by Nite on April 12, 2006.

Mr. McLemore maintains his previously stated position that Nite Capital defaulted on the underlying contract and that he and HouseRaising are not at fault. As previously stated, the terms of the contract at issue are disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. The Defendants continue to engage Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice law in state court in Illinois and the U.S. District Court for the Northern District of Illinois, and intends to vigorously defend this action. The Company believes the claims against it amount to a thinly disguised effort to insert HouseRaising into a dispute over a contract between two private parties.

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

ITEM 2. CHANGES IN SECURITIES.

On August 10, 2006, the Board of Directors of the Registrant met and authorized the entry into three amendments to existing employment agreements with Gregory J. Wessling, Director, Chairman and Chief Executive Officer, Robert V. McLemore, Director, President and Founder, and Grant S. Neerings, Director, Chief Technology Officer and President of HouseRaisingAcademy, LLC. All of the three directors abstained from voting on the matters considered by the Board of Directors described herein, and the amendments and all additional matters described herein were approved by the unanimous vote of the five remaining directors. The Company filed a Form 8-K with the SEC on August 16, 2006 describing this matter which included a copy of the Articles of Amendment establishing the Class B Convertible Preferred Stock which is incorporated herein by reference.

Mr. Wessling, Mr. McLemore and Mr. Neerings all agreed to an amendment to their employment agreements which increased the term to five years. In return, the Board of Directors authorized the issuance of a bonus to Mr. Wessling of 200,000 shares of a new series of Class B Convertible Preferred Stock in consideration of his agreement to amend his employment agreement. The Board also cited as additional consideration the fact that Mr. Wessling had recently co-signed a $1,000,000 promissory note with Wachovia Bank in favor of the Registrant. The Board finally noted Mr. Wessling’s record of exceptional service to the Registrant as further consideration for the bonus.

The Board of Directors authorized the issuance of a bonus to Mr. McLemore of 500,000 shares of Class B Convertible Preferred Stock in consideration of his agreement to amend his employment agreement. The Board also cited as additional consideration the fact that Mr. McLemore had recently co-signed a $1,000,000 promissory note with Wachovia Bank in favor of the Registrant. In addition, Mr. McLemore agreed to assign all right, title and interest that he owned in two copyrighted applications for System C, the custom design-build computer management software that is at the heart of the Registrant’s business plan. The Board further noted Mr. McLemore’s record of exceptional service as further consideration for the bonus.

The Board of Directors authorized the issuance of a bonus to Mr. Neerings of 100,000 shares of Class B Convertible Preferred Stock in consideration of his agreement to amend his employment agreement. The Board also cited as additional consideration Mr. Neerings’ record of exceptional service to the Registrant, in particular, his instrumental role in developing the Registrant’s System C.

The Class B Convertible Preferred Stock is convertible after three years from the date of issuance into ten (10) shares of common stock, and it votes on an “as converted” basis with the common stock on all matters except to approve any merger, sale of assets, combination or reorganization involving the Registrant, or other fundamental corporate transaction involving the Registrant, in which case the Class B Convertible Preferred Stock has a class vote. In addition to any other rights provided by law, the Registrant shall not without first obtaining the affirmative vote or written consent of the holders of a majority of the outstanding shares of Class B Convertible Preferred, make any payment of dividends or other distributions or any redemption or repurchase of common stock or options or warrants to purchase common stock of the Registrant.

The Board of Directors also emphasized that the issuance of 800,000 shares of Class B Convertible Preferred Stock to the Registrant’s insiders would tend to have an anti-takeover effect, and enable management to focus on implementing its business plan without losing control of the Registrant. The issuance would also lessen the dilutive impact on management’s stake of certain financings that were under consideration.

The Registrant had 48,785,230 shares of common stock and 1,000,000 shares of Class A Convertible Preferred Stock outstanding as of July 31, 2006, for a total of 58,785,230 shares of total outstanding combined voting power. After the issuance of the 800,000 shares of Class B Convertible Preferred Stock described herein, the Registrant will have 66,785,230 shares of total outstanding combined voting power.

The offering of the Class B Convertible Preferred Stock is intended to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The facts relied on by the issuer to make the exemption available include: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not convert the shares of Class B Convertible Preferred Stock into common stock, and resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the certificate for the shares of Class B Convertible Preferred Stock were not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to June 30, 2006, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

August 10, 2006 (August 17, 2006)	Form 8-K Entry into a Material Definitive Agreement
June 28, 2006 (July 5, 2006)	Form 8-K Entry into a Material Definitive Agreement

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

HOUSERAISING, INC.
(Registrant)

/s/ Gregory J. Wessling
Date: November 14, 2006	Gregory J. Wessling
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert V. McLemore
Date: November 14, 2006	Robert V. McLemore
President and Founder
(Principal Executive Officer)

/s/ Richard A. von Gnechten
Date: November 14, 2006	Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

/s/ Christine M. Carriker
Date: November 14, 2006	Christine M. Carriker
Secretary/Treasurer, SVP &
Chief Administrative Officer
(Principal Accounting Officer)