Form 10KSB
period 2006-12-31
HOUSERAISING, INC.
filed 2007-04-03
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2253025
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

4801 East Independence Road, Suite 201, Charlotte, North Carolina 28212
(Address of principal executive offices)

(704) 532-2121
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

Common stock (par value $.001 per share)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☒

The aggregate market value of the common shares (based on the closing price) held by non-affiliates of the registrant on
March 9, 2006 was approximately $3,855,872.

Number of shares of common stock outstanding as of March 9, 2007: 52,007,884

Number of shares of preferred stock outstanding as of March 9, 2007: 2,500,000

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

For the Year ended December 31, 2006

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

•
no assurance that the Company will be able to recruit quality homebuilders and sales personnel in order to meet the goals set forth in its business plan and planned rollout of Zone operations, realty/broker, membership and disaster relief services;

•	no assurance that anticipated acquisitions will materialize and/or be successfully integrated into operations;

•
the risks of suffering losses that are uninsured—construction defect and home warranty claims arising in the ordinary course of business are common in the homebuilding industry and can be costly; it is possible that we may not maintain adequate insurance against these claims and may experience losses that could hurt our business;

•	the effects of changes in accounting principles applicable to HRI and its subsidiaries;

•
given the prominence of the automated design/build system in HRI’s operations and business plan, there is a risk that the automated design/build system may not completely fill builder needs or generate significant retail sales in the future;

•	while the company has filed a patent registration to protect its intellectual property, until patent pending has been issued, HRI’s technology and software are at risk of being copied by competitors;

•	HRI is an early stage company and our common stock trades on the over-the-counter market and is subject to high volatility; future sales of common stock could adversely affect the stock price;

•	HRI provides S-8 shares as compensation for some services rendered which could impact stock volatility and future issuance;

•	principal stockholders control business affairs which means investors will have little or no participation in business;

•	the risk that an investor in the Company will never see a return on investment and the stock may become worthless;

•
while the company has obtained capital through its line of credit with Wachovia Bank, there is the risk that the Company will be unable to obtain additional capital or unable to establish credit arrangements or extend existing arrangements on satisfactory terms, which would require it to curtail operations;

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

PART I

ITEM 1. BUSINESS.

General

HouseRaising, Inc., a Delaware corporation, was organized in 1999 by founder Robert V. McLemore. Mr. McLemore served as President of the Company until his untimely death in November, 2006. HouseRaising’s founder formed the company to develop a design/build business process capable of turning complicated pre-sold homebuilding projects into predictable experiences for buyers and builders. Utilizing four decades of experience in the design/build industry and state of the art technology, Mr. McLemore turned those experiences into a patent pending framework capable of bringing predictability to pre-sold design/build and renovation projects. On August 31, 2004, HouseRaising, Inc., merged with Technology Connections, Inc., a North Carolina corporation and publicly traded company, and Technology Connections, Inc. changed its name to HouseRaising, Inc. HouseRaising, Inc., a North Carolina corporation (“HRI” or “Company”), is the issuer filing this annual report on Form 10-KSB.

When this section uses the words “the company,” "we," "us," and "our," it refers to HouseRaising, Inc. and its subsidiaries, unless the context otherwise requires. The Company’s principal executive offices are located at 4801 East Independence Boulevard, Suite 201, Charlotte, North Carolina 28212. Its telephone number is (704) 532-2121.

How We Do It:

HouseRaising was created to take advantage of the invention its founder designed to revolutionize the way custom homebuilding conducts business. Custom homebuilding is where homeowners purchase a lot and later design and build their dream home utilizing custom builders. It is generally accepted that about 9 out of every 10 companies that build custom homes eventually suffer financial losses and most of them fail. It is also commonly known that most homebuyers call the custom homebuilding experience a nightmare. Despite these terrible statistics, over 500,000 families design and build custom homes each year, selecting a builder from a pool of approximately 250,000 builders nationally.

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

HRI Revenue Streams:

Due to technological advantages designed into its software, HouseRaising is a multi-faceted company with operating revenues from five separate sources and marketing strategies. Each revenue source serves the design/build segment of the homebuilding industry.

At the end of the day, HouseRaising creates revenues from managing custom home and renovation projects and those revenues are part of and included in the sales price of the homes. Portions of those revenues come from design/build and renovation projects, where we earn profits as the builder of the home. In projects where we act as general manager of the project and not the builder, we earn a set fee for providing management services. In addition to the revenues described above, our management platform vendors provide technical services such as sales and design consulting, architectural services, vendor coordinating services, financing and cash flow management services and managing construction and closing related issues. These platform vendors are compensated separately and are direct costs to the project. In providing these in-house vendors, HouseRaising is able to improve the quality of those services at lower costs compared to outside vendors. Similarly HouseRaising also creates revenues by offering services to governing agencies as well as directly to families and builders involved in disaster rebuilding efforts. Our realty brokerage operation earns commissions in helping customers sell their home, buy vacant land and/or buy a new home.

(1) Revenues from Custom Homebuilding Operations: Operating within zone territories through a wholly-owned subsidiary, HouseRaisingUSA, LLC, HRI designs and builds custom homes and renovations for homeowners. The company has sales efforts underway in the Carolinas and the Gulf Coast. HouseRaising has identified an additional 30 potential zone locations nationally. Revenues represent the sales price of these projects as completed. Operating outside of established zone territories, HouseRaising performs the role of general manager of projects through associate builder relationships. On a national level, associate builders contract to have HouseRaising design, price and manage home projects with its system. The Company has established several operating programs that allow homebuilders to serve as builder partners as described below:

•	Series 100: Builder Associate Relationships (3-5 custom homes annually)

•	Series 200: Local Builder-Partner Relationships (5-20 custom homes annually)

•	Series 300: Regional Builder-Partner Relationships (30-50 custom homes annually)

•	Series 400: Zone Builder-Partner Relationships (100-300 custom homes annually)

The Company has recently signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg and Mooresville, North Carolina; Beaufort and Sunset (near Charleston), Columbia and Greenville, South Carolina; Gulfport, Mississippi and Abita Springs, Baton Rouge and Kenner, Louisiana

(2) Revenues from Realty Services: Operating within zone territories through a wholly-owned subsidiary, HouseRaisingRealty, LLC, HRI provides complete real estate brokerage services to help customers sell their existing home and secure a vacant lot as necessary and then build a new home through other HRI subsidiaries. HRI will generate additional income through commissions on such transactions.

(3) Revenues from Disaster Relief Services: HouseRaising creates revenues by offering consulting services to governing agencies, as well as directly to families and builders involved in disaster rebuilding efforts. For a fee, our consultants develop sketches of workable plans, create detailed specifications, determine new building code requirements and assist in arranging financing for rebuilding homes. It is expected that a percentage of the consulting engagements will then become project management engagements whereby HouseRaising performs the role of general manager. This revenue stream represents consulting fees and fees charged as a percentage of the sales price of the project.

(4) Revenues from Builder-Memberships: HouseRaising creates revenues by offering membership opportunities to the approximate 250,000 licensed homebuilders operating in the United States through a wholly-owned subsidiary, HouseRaisingMembership, LLC. HouseRaising believes that 25,000 homebuilders could reasonably become members and benefit from educational materials and financial advantages. Members receive savings through insurance programs and from economies of scale created by HouseRaising’s vendor relationships. This Internet-based revenue stream represents the price builders pay HouseRaising for memberships.

(5) Revenues from HouseRaisingAcademy (“HRA”): HRA is a wholly-owned subsidiary that was formed through the acquisition of assets and intellectual capital of LearnBytes, LLC in mid-2005. HRA is focused on developing and managing HouseRaising’s unique managed service software. The Academy’s team of specialists and IT experts manage the Academy as a “tool” and a “school” utilized by HouseRaising entities on all projects. HRA receives a service fee on the price of all design/build projects. There will also be opportunities to earn fees through certifying builders and through seminar fees from both homebuyers and homebuilders who want to learn more about the custom homebuilding industry via the Internet.

Market Potential:

Management estimates that there is a substantial market for its design/build services, which will be accessed through affiliated relationships with small, hands-on builders who commit to conduct the business of building homes the HouseRaising way. The design/build sector of the homebuilding market represents about 500,000 of the 1.6 million single-family homes built annually in the U.S. While the total number of single-family homes does fluctuate year-to-year depending on economic conditions, the design/build sector has remained very stable. Of the 500,000 custom-home projects built by approximately 250,000 small builders in America each year, every one of them could benefit from HouseRaising’s managed services. A 1% share of this market equals approximately $2.5 billion in home sales. HouseRaising’s software system was built to serve at least a 1% market share of custom home projects.

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

“A Builder’s Home”:

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

Is HouseRaising a Technology Company or a Homebuilding Company?:

HouseRaising is the combination of a technology company and a homebuilding company that has developed into a service company that provides and manages projects through a proprietary process. In return for allowing HouseRaising to manage their projects, owners receive a home completed at a fair price…HR Economies of Scale™, designed and built to a higher degree of excellence…HR PowerHouse Specifications™, and an experience that can be enjoyed by both the buyers and the builder…HRI Seal of Excellence Award™. Regardless of the price, style or location of the home under contract, the management process and quality demands are the same. Turning custom homebuilding into organized and manageable projects is aided by HouseRaising’s management platform vendors providing expert products and services.

Who Pays HRI?:

HouseRaising creates revenues from managing custom home and renovation projects and those revenues are part of and are included in the sales price of the homes. As builders and HR-USA join to co-manage pre-sold projects, HRI is paid by the homebuyers as part of the total price due the builder as specified in the design/build or renovation contract. All vendors operating in Management Platforms or providing products or services to the project are paid from the construction loan and down payment provided by homebuyers.

HouseRaising’s trademark: “Straight, Level & Square®”:

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

ITEM 2. PROPERTY.

We do not own any property nor do we have any contracts or options to acquire any property in the future. Our corporate headquarters is currently located at 4801 E. Independence Blvd., Charlotte, NC 28212, pursuant to an annual agreement. The Company also utilizes this space for subsidiary operations, including HouseRaisingAcademy, HouseRaisingRealty and HouseRaisingMembership and a sales and display center to support operations in North and South Carolina.

In November, 2006, HouseRaising of the Gulf Coast, LLC, a subsidiary of HouseRaising, Inc. that operates in Mississippi and Louisiana, leased space at 4024 and 4030 (A-C) Canal Street, New Orleans, Louisiana under a 5-year rental agreement for a sales and product design center to support building and disaster relief operations in Louisiana and provide space for builders and designers service the company’s Gulf Coast initiative. The Company also maintains an office at 14116 Customs Blvd., Suite 112, Gulfport, Mississippi for our Mississippi homebuilding license.

ITEM 3. LEGAL PROCEEDINGS.

In the matter of Nite Capital, LP, Plaintiff v. Robert V. McLemore and HouseRaising, Inc., Defendants, 05C 3757:

On May 3, 2006, Nite Capital, LP (“Nite”) re-filed its complaint against Robert V. McLemore, the late President of HouseRaising (“McLemore”) and HouseRaising, in the Circuit Court of the Nineteenth Judicial Circuit for Lake County, Illinois. The re-filed complaint essentially makes the same allegations and demands the same relief as an earlier complaint filed in federal court in Illinois. HouseRaising filed a motion for dismissal based on lack of jurisdiction, but this filing was denied on October 18, 2006. Consistent with time requirements of Illinois law, HouseRaising filed a response to the complaint in Circuit Court on November 7, 2006. A copy of a Form 8-K, filed with the Commission on July 19, 2005, reporting the filing of the initial complaint by Nite in the U.S. District Court for the Northern District of Illinois, Eastern Division, against McLemore and HouseRaising, describes the litigation in more detail and is hereby incorporated by reference. That complaint was voluntarily dismissed on a motion made by Nite on April 12, 2006. The case currently pending in the Nineteenth Judicial Circuit for Lake County, Illinois is in the discovery phase.

Until his death, Mr. McLemore maintained his previously stated position that Nite Capital defaulted on the underlying contract and that he and HouseRaising are not at fault. As previously stated, the terms of the contract at issue were disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. The Defendants have engaged Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice law in state court in Illinois and the U.S. District Court for the Northern District of Illinois, and intend to vigorously defend this action. The Company believes the claims against it amount to a thinly disguised effort to insert HouseRaising into a dispute over a contract between two private parties. It is unclear what will happen as a result of the recent death of Mr. McLemore, other than that Mr. McLemore’s representative has been substituted as a defendant for him.

Background:

In November 2004, Robert V. McLemore, the late President and Founder of HouseRaising, entered into a personal contract whereby he agreed to sell Nite Capital, LP, an investment firm based in Chicago, Illinois, a certain number of shares of his personal stock in return for Nite Capital’s agreement not to sell the shares for a set period of time and not to short sell the shares. It was Mr. McLemore’s belief that Nite Capital defaulted on this contract, and, as a result, McLemore refused to complete the transaction until a review of the short selling activities of Nite Capital and its principals could be completed. In connection with such review, HouseRaising filed a complaint with the NASD which requested an investigation into what management termed a “wave of coordinated naked short selling” in HouseRaising’s common stock over a three month period of time. Management of HouseRaising believes that this coordinated effort may have violated NASD rules, as well as applicable federal securities laws. These matters have yet to be determined by a court of law.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As reported on SEC Form 8-K on September 26, 2005 the company commenced a private offering of common stock and warrants in an amount equal to approximately $3.5 million that is intended to be exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (‘the Act’). Neither the shares of common stock sold nor the shares underlying the warrants are entitled to any registration rights and the investors will rely on Rule 144 under the Act in order to sell the shares of common stock on the Over-the-Counter Bulletin Board after satisfying the Rule’s one-year holding period and other requirements.

In 2006, the Company offered its bridge lenders the opportunity to convert their outstanding notes payable into shares of common stock and warrants on the same terms as the Company’s Private Placement Memorandum. Five of the company’s initial bridge lenders agreed to this conversion whereby the Company issued 651,892 shares of common stock and an equal amount of warrants in exchange for a reduction of $325,946 in bridge loans and accrued interest. Each of the bridge lenders is an accredited investor as defined in Rule 501(a) of Regulation D under the Act. The Company believes that such offering is exempt from registration pursuant to Rule 506 under Regulation D.

On August 10, 2006, the Board of Directors of the Registrant met and authorized the entry into three amendments to existing employment agreements with Gregory J. Wessling, Director, Chairman and Chief Executive Officer, Robert V. McLemore, Director, President and Founder, and Grant Neerings, Director, Chief Technology Officer and President of HouseRaisingAcademy, LLC. All of the three directors abstained from voting on the matters considered by the Board of Directors described herein, and the amendments and all additional matters described herein were approved by the unanimous vote of the five remaining directors. The Company filed a Form 8-K with the SEC on August 16, 2006 describing this matter which included a copy of the Articles of Amendment establishing the Class B Convertible Preferred Stock which is incorporated herein by reference.

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

The Board of Directors authorized the issuance of a bonus to Mr. Neerings of 100,000 shares of Class B Convertible Preferred Stock in consideration of his agreement to amend his employment agreement. The Board also cited as additional consideration Mr. Neerings’ record of exceptional service to the Registrant and his instrumental role in developing the Registrant’s System C.

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

The offering of the Class B Convertible Preferred Stock is intended to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The facts relied on by the issuer to make the exemption available include: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there were only three offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not convert the shares of Class B Convertible Preferred Stock into common stock, and resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the certificate for the shares of Class B Convertible Preferred Stock were not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

On January 11, 2007, the Board of Directors of the Registrant met and authorized the entry into three amendments to existing management agreements with Christine M. Carriker, Director, Secretary/Treasurer and Chief Administrative Officer, Richard A. von Gnechten, Chief Financial Officer and Grant Neerings, Director, Chief Technology Officer and President of HouseRaisingAcademy, LLC. Ms. Carriker and Mr. Neerings, since they are Directors, abstained from voting on the matters affecting them considered by the Board of Directors. The amendments described herein with respect to Ms. Carriker and Mr. Neerings were approved by the unanimous vote of the six remaining directors, and the amendments described herein with respect to Mr. von Gnechten were approved by a unanimous vote of all seven directors.

Ms. Carriker and Mr. von Gnechten agreed to an amendment to their management agreements which increased the term to five years.

The Board of Directors authorized the issuance of a bonus to Ms. Carriker of 100,000 shares of Class C Convertible Preferred Stock and 400,000 options in consideration of her agreement to amend her management agreement. The options have an exercise price of $0.50 and a 10-year exercise period. All previously granted options, which had an exercise price of $1.25, were withdrawn. The Board also cited as additional consideration Ms. Carriker’s record of exceptional service to the Registrant as further consideration for the bonus.

The Board of Directors authorized the issuance of a bonus to Mr. von Gnechten of 100,000 shares of Class C Convertible Preferred Stock and 833,334 options in consideration of his agreement to amend his management agreement. The options have an exercise price of $0.50 and a 10-year exercise period. All previously granted options, which had an exercise price of $1.00, were withdrawn. The Board also cited as additional consideration Mr. von Gnechten’s record of exceptional service to the Registrant as further consideration for the bonus.

The Board of Directors authorized the issuance of a bonus to Mr. Grant Neerings of 800,000 options. The options have an exercise price of $0.50 and a 10-year exercise period. All previously granted options, which had a range of exercise prices from $0.50 to $1.00, were withdrawn. The Board also cited as additional consideration Mr. Neering’s continued record of exceptional service to the Registrant as further consideration for the bonus.

The Class C Convertible Preferred Stock is convertible after three years from the date of issuance into ten (10) shares of common stock, and it votes on an “as converted” basis with the common stock on all matters except to approve any merger, sale of assets, combination or reorganization involving the Registrant, or other fundamental corporate transaction involving the Registrant, in which case the Class C Convertible Preferred Stock has a class vote.

The Board of Directors also emphasized that the issuance of 200,000 shares of Class C Convertible Preferred Stock to the Registrant’s insiders would tend to have an anti-takeover effect, and enable management to focus on implementing its business plan without losing control of the Registrant.

The offering of the Class C Convertible Preferred Stock is intended to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The facts relied on by the issuer to make the exemption available include: (1) the issuances were isolated private transactions which did not involve a public offering; (2) there were only two offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not convert the shares of Class C Convertible Preferred Stock into common stock, and resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the certificate for the shares of Class C Convertible Preferred Stock were not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offerees and our management.

In February, 2007, the Company agreed to an equity-for-debt conversion in which its final bridge lender converted its outstanding notes payable into shares of common stock. The Company issued 424,801 shares of common stock in exchange for a reduction of $155,000 in debt and $57,400.62 in accrued interest. The bridge lender is an accredited investor as defined in Rule 501(a) of Regulation D under the Act. This conversion will be reflected on the Company’s 1st quarter, 2007 financial statements. The Company believes that such offering is exempt from registration pursuant to Rule 506 under Regulation D.

Our stock is qualified for quotation on the Over-the-Counter Bulletin Board under the symbol "HRAI", formerly “TLGY” in 2003. During the 2005 through 2006 period, the Company's common stock traded on the Over-the-Counter Bulletin Board. The range of high and low bid quotations for the Common Stock for the two most recently completed fiscal years and the current fiscal year are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices as reported may not be indicative of the value of the Common Stock or of the existence of an active trading market. These over-the-counter market quotations were provided by the Over-the-Counter Bulletin Board and may not necessarily represent actual transactions; they reflect inter-dealer prices without retail markup, markdown or commissions.

2005 Fiscal Year	High Bid	Low Bid
First Quarter	$3.05	$1.15
Second Quarter	$1.50	$0.27
Third Quarter	$0.74	$0.30
Fourth Quarter	$0.64	$0.25

2006 Fiscal Year	High Bid	Low Bid
First Quarter	$0.59	$0.18
Second Quarter	$0.46	$0.26
Third Quarter	$0.50	$0.21
Fourth Quarter	$0.51	$0.24

The number of holders of record of the Company's common stock as of March 9, 2007 is 131. It is estimated that there over 1500 holders of the Company’s common stock in street name.

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

Series A Convertible Preferred Stock:

We have issued and outstanding 1,000,000 shares of Series A Convertible Preferred Stock, which are held entirely by affiliates of the Company. Each share of Series A Convertible Preferred Stock is convertible after five years from the original date of issuance into 10 shares of common stock, and it votes together with the common stock on all matters on an as converted basis. The Series A Convertible Preferred Stock is entitled to such dividends as may be declared by the Board of Directors on the common stock, from time to time, on an as converted basis.

Series B Convertible Preferred Stock:

We have issued and outstanding 800,000 shares of Series B Convertible Preferred Stock, which are held entirely by affiliates of the Company. Each share of Series B Convertible Preferred Stock is convertible after three years from the original date of issuance into 10 shares of common stock, and it votes together with the common stock on all matters on an as converted basis. The Series B Convertible Preferred Stock is entitled to such dividends as may be declared by the Board of Directors on the common stock, from time to time, on an as converted basis.

Series C Convertible Preferred Stock:

We have issued and outstanding 700,000 shares of Series C Convertible Preferred Stock, which are held entirely by affiliates of the Company. Each share of Series C Convertible Preferred Stock is convertible after three years from the original date of issuance into 10 shares of common stock, and it votes together with the common stock on all matters on an as converted basis. The Series C Convertible Preferred Stock is entitled to such dividends as may be declared by the Board of Directors on the common stock, from time to time, on an as converted basis.

ITEM 6. SELECTED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
HouseRaising, Inc. and Subsidiaries
4801 East Independence Blvd, Ste. 200
Charlotte, NC 28212

I have audited the accompanying consolidated balance sheet of HouseRaising, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HouseRaising, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Traci J. Anderson, CPA
Huntersville, NC
April 2, 2007

HouseRaising, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash	$167,702
Excess costs over billings on uncompleted projects	220,510
Accounts Receivable	500,000
Total Current Assets	888,212

Property and Equipment:
Property and Equipment	434,038
Accumulated Depreciation	(180,076)
Total Furniture and Equipment	253,962

Other Assets:
Other Assets	54,200
Capitalized Software	13,722,956
Total Other Assets	13,777,156

TOTAL ASSETS	$14,919,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit	$4,052,109
Current Maturities of Notes Payable	391,842
Interest Payable	98,963
Accounts Payable and Other Payables	251,595
Total Liabilities	4,794,509

Stockholders' Equity
Preferred Stock Class A-Convertible ($.001 par value; 1,000,000 authorized;
1,000,000 issued and outstanding)	1,000
Preferred Stock Class B-Convertible ($.001 par value; 800,000 authorized;
800,000 issued and outstanding)	800
Common Stock ($.001 par value; 100,000,000 authorized;
50,769,282 issued and outstanding)	50,769
Common Stock Subscribed but not Issued	1,807,262
Paid in Capital	17,089,684
Retained Deficit	(8,824,694)
Total Stockholders' Equity	10,124,821

Total Liabilities and Stockholders' Equity	$14,919,330

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statement of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
SALES AND COST OF SALES
Sales	$1,249,221	$584,466
Cost of Sales	978,701	497,685
Gross Profit	270,520	86,781

OTHER REVENUES
Other Income	23,578	188
Total Other Revenues	23,578	188

EXPENSES
Selling, general and administrative	1,318,767	1,133,371
Consulting, professional fees, and salaries--stock based compensation	2,172,654	2,944,726
Bad Debt Expense	22,918	-
Interest	224,212	96,180
Depreciation	54,905	33,686
TOTAL EXPENSES	3,793,456	4,207,963

Net Loss from Operations	(3,499,358)	(4,120,994)

OTHER COMPREHENSIVE INCOME
Insurance Proceeds Realized	500,000	-

Net Loss	$(2,999,358)	$(4,120,994)
Net (loss) per share--basic and fully diluted	(0.06)	(0.10)
Weighted average shares outstanding	48,183,225.00	40,467,025.00

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,999,358)	$(4,120,994)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	57,007	33,686
Value of Common Stock and Warrants issued in exchange for services	2,172,653	2,944,729
Value of Common Stock issued for debt converted to stock	325,946	-
Value of Common Stock issued for additions to Capitalized Software	315,000	1,603,248
Value of Preferred Stock issued for additions to Capitalized Software	1,375,000	-
(Increase)/Decrease in Capitalized Software	(3,003,256)	(2,148,461)
(Increase)/Decrease in Accounts Receivable	(477,082)	3,023
(Increase)/Decrease in Excess Costs Over Billings on Uncompleted Contracts	(34,138)	(126,729)
(Increase)/Decrease in Other Assets	(45,740)	-
Increase/(Decrease) in Interest Payable	16,526	-
Increase/(Decrease) in Accounts Payable	8,301	323,116
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,289,141)	(1,488,382)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	-	(148,335)
Purchase of property and equipment	(71,161)	(45,717)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(71,161)	(194,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	475,000
Net Adjustments to Paid in Capital and Retained Earnings	3,477	-
Note Payables converted to stock	(325,946)	-
Principal Reductions on Notes Payable	(191,019)	-
Increase/(Decrease) in borrowings on Line of Credit	2,749,109	1,475,050
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	2,235,621	1,950,050

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(124,681)	267,616

CASH AND CASH EQUIVALENTS:
Beginning of Period	292,383	24,767

End of Period	$167,702	$292,383

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the years ended December 31, 2006 and 2005

	Series A	Series A	Class A	Class A	Class B	Class B
	Common	Common	Preferred	Preferred	Preferred	Preferred	Additional
	Shares	Stock	Shares	Stock	Shares	Stock	Paid-in	Retained
	(000's)		$(000's)		$(000's)	$	Capital	Deficit
Balances, January 1, 2005	36,460	$36,460	1,000	1,000	-	-	$7,754,494	$(1,707,822)
Issuance of A shares for services	8,126	8,126	-	-	-	-	5,151,871	-
Adjustments	-	-	-	-	-	-	1,753	(47)
Net Income (loss) for the year	-	-	-	-	-	-	-	(4,120,994)
Balances, December 31, 2005	44,586	$44,586	1,000	$1,000	-	$-	$12,908,118	$(5,828,863)
Issuance of A shares for services	6,183	6,183	-	-	-	-	2,151,602	-
Issuance of A shares for funds	-	-	-	-	-	-	-	-
Issuance of Class B Preferred Stock	-	-	-	-	800	800	1,999,200	-
Warrants issued for services	-	-	-	-	-	-	30,814	-
Adjustments	-	-	-	-	-	-	(50)	3,527
Net income (loss) for the year	-	-	-	-	-	-	-	(2,999,358)
Balances, December 31, 2006	50,769	$50,769	1,000	$1,000	800	$800	$17,089,684	$(8,824,694)

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

The Company provides a proprietary turnkey home design and build management system that it markets to regional homebuilders. Its customers are principally located in the Southeast USA with a current concentration in North and South Carolina and the Gulf Coast.

The following is a list of all subsidiaries of the Company:

HouseRaisingAcademy, LLC (N.C. LLC)—8/9/2005 owned 100% by HouseRaising, Inc.

HouseRaisingMembership, LLC (N.C. LLC)—6/23/2006 owned 100% by HouseRaising, Inc.

HouseRaisingRealty, LLC (N.C. LLC)—12/12/2006 owned 100% by HouseRaising, Inc.

HouseRaising Disaster Relief, LLC (N.C. LLC)—6/15/2006 owned 100% by HouseRaising, Inc.

HouseRaisingUSA, LLC (Delaware LLC)—7/22/2003 owned 100% by HouseRaising, Inc.

HouseRaising of Georgia, LLC (G.A. LLC)—11/20/2006 owned 100% by HouseRaisingUSA, LLC

HouseRaising of the Carolinas, LLC (N.C. LLC)—10/17/2006 owned 100% by HouseRaisingUSA, LLC

HouseRaising of the Gulf Coast, LLC (M.S. LLC)—10/24/2006 owned 100% by HouseRaisingUSA, LLC

HouseRaising of Louisiana, LLC (L.A. LLC)—1/13/2006 owned 100% by HouseRaisingUSA, LLC

Trojan Custom Homes, LLC (L.A. LLC)—2/2/2007 owned 50% by HouseRaising of Louisiana, LLC

HouseRaising of Greater Charlotte, LLC (N.C. LLC)—5/23/2003 owned 100% by HouseRaising, Inc.

HouseRaising of Charleston, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of Greater Charlotte, LLC

HouseRaising of Columbia, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of Greater Charlotte, LLC

HouseRaising of Greenville, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of Greater Charlotte, LLC

HouseRaising of Myrtle Beach, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of Greater Charlotte, LLC

Barrow-Hundley Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of Greater Charlotte, LLC

Freeman Custom Homes, LLC (S.C. LLC)—PENDING owned 50% by HouseRaising of Greater Charlotte, LLC

Goodin Homes, LLC (N.C. LLC)—11/27/2006 owned 50% by HouseRaising of Greater Charlotte, LLC

Harris Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of Greater Charlotte, LLC

Hawn Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of Greater Charlotte, LLC

West Custom Homes, LLC (N.C. LLC)—2/9/2007 owned 50% by HouseRaising of Greater Charlotte, LLC

White Homes, LLC (S.C. LLC)—2/13/2007 owned 50% by HouseRaising of Greater Charlotte, LLC

Robinson Custom Homes LLC (N.C. LLC)—PENDING owned 50% by HouseRaising of Greater Charlotte, LLC

HouseRaisingManagement, LLC (N.C. LLC)—dissolved 2/23/07

HouseRaising of Asheville, LLC (N.C. LLC)—dissolved 2/23/07

HouseRaising of Wilmington, LLC (N.C. LLC)—dissolved 2/23/07

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

In 2003, the Company formed 2 subsidiary companies, HouseRaising of Greater Charlotte, LLC and HouseRaisingUSA, LLC for organizing and owning the regional limited liability companies which have been formed from 2005 to present. In 2005, the Company formed HouseRaisingAcademy, LLC to develop and manage the Company’s internet based E-Learning and Homebuilder Management System (named System C) which was completed at the end of 2006. In mid-2006, the Company formed two companies: HouseRaising Disaster Relief, LLC in response to the needs of various financial, insurance and government entities to respond to the rebuilding needs following disaster situations, such as occurred in the Gulf Coast, and HouseRaisingMembership, LLC as a means of providing custom home builders various services, including insurance, as part of their affiliation with HouseRaising. In late-2006, the Company formed HouseRaisingRealty, LLC in response to the need of homebuyers to not only build a new home, but also be able to secure a lot for the new home and sell their existing home.

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (System C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The assets will commence amortization when the asset is considered to be in the post-implementation phase (i.e. when the development of internal use software is completed) which was originally projected to be in 2006, but has been changed to 2007. At such time, the capitalized software costs will be amortized on a straight-line basis over the estimated economic life of the asset to be determined.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2006, Accounts Receivable in the amount of $22,918 were deemed uncollectible and written off to bad debt expense.

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

Recent Accounting Pronouncements—In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncement (cont’)

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2006 and 2005 are summarized as follows:

CASH PAID DURING THE YEARS FOR INTEREST AND INCOME TAXES:

	2006	2005
Income Tax	$-	$-
Interest	$224,212	$96,180

NON-CASH FINANCING ACTIVITIES:

	2006	2005
Common stock issued for services	$2,172,653	$2,944,726

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2006 and 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE C—INCOME TAXES (CONT’)

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2006 is as follows:

Total Deferred Tax Asset	$1,277,000
Valuation Allowance	(1,277,000)
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	4%	4%
Total	38%	38%
Valuation allowance	-38%	-38%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $314,000 and $447,000 in 2006 and 2005, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $5,467,379.

The Company has the following carryforwards available at December 31, 2006:

Amount	Expiration
$729,624	2022
51,002	2023
577,196	2024
1,176,315	2025
826,705	2026
$3,360,842

NOTE D—INSURANCE PROCEEDS AND RELATED ACCOUNTS RECEIVABLE

In November 2006, the Company realized $500,000 in insurance proceeds payment as a result of the death of Robert V. McLemore, former President and founder of the Company. The payment was not received in 2006, so the Company booked an Accounts Receivable as the offset to the income realized. The cash payment was received in January 2007.

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2006 and 2005.

NOTE F—EQUITY

During 2006, the Company issued 6,183,992 shares of its 100,000,000 authorized, $.001 par Common Stock for various services, additions to Capitalized Software, and debt converted to equity, valued at $2,157,785.

During 2006, the Company issued 800,000 shares of its 800,000 authorized, $.001 par stock Class B Preferred Stock for various services to 2 major shareholders, valued at $2,000,000.

During 2005, the Company issued 8,125,652 shares of its 100,000,000 authorized, $.001 par Common Stock for various services, valued at $5,151,871.

NOTE G—WARRANTS

The following table shows warrants that have been issued by the Company:

# shares	Price per Share	Exercise Date	Expiration Date
PPM warrants issued:
500,000	$0.50	08/18/06	08/18/10
250,000	$0.50	09/09/06	09/09/10
190,000	$0.50	03/17/07	03/17/12
75,000	$0.50	03/14/07	03/14/11
100,000	$0.50	03/14/07	04/30/11
60,000	$0.50	03/23/07	03/23/11
100,000	$0.50	04/20/07	04/20/11
226,892	$0.50	05/15/07	05/15/11
500,000	$0.50	06/19/07	06/19/11
200,000	$0.50	01/08/08	01/08/12
2,201,892
Various warrants issued:
300,000	$0.90	05/13/05	05/13/09
20,000	$0.50	06/13/05	06/13/10
750,000	$0.50	06/23/06	06/23/16
750,000	$0.50	06/23/07	06/23/17
750,000	$0.50	06/23/08	06/23/18
750,000	$0.50	06/23/09	06/23/19
20,000	$0.60	07/13/05	07/13/09
950,000	$0.90	05/13/05	05/13/10
2,584	$1.24	04/15/05	04/15/10
2,584	$1.24	04/15/05	04/15/10
6,000	$1.24	03/04/05	03/04/10
6,000	$1.24	03/04/05	03/04/10
4,307,168

NOTE G—WARRANTS (CONT’)

The following table shows the future warrants to consultants, independent contractors and employees that the Company will issue:

# shares	Price per Share	Exercise Date	Expiration Date	Vesting Term (yrs)	Warrants vesting per year	Warrants Vesting as of 12/31/06	Accrual 12/31/2006
300,000	$1.00	01/08/03	01/08/08	5	60,000	60,000	$600
100,000	$0.50	04/19/04	04/19/09	5	20,000	20,000	200
100,000	$1.50	11/01/04	11/01/09	5	20,000	20,000	200
100,000	$1.50	11/01/04	11/01/09	5	20,000	20,000	200
5,000	$1.24	03/04/05	03/04/10	5	1,000	1,000	10
5,000,000	$0.50	Special	06/23/15	4	1,250,000	1,250,000	15,000
500,000	$1.75	04/07/05	04/07/15	5	100,000	100,000	1,000
833,333	$0.50	02/01/07	02/01/17	2	416,667	416,667	4,167
2,000,000	$0.50	02/01/07	02/01/17	3	666,667	0	-
800,000	$0.50	02/01/07	02/01/17	2	400,000	400,000	4,000
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	-
400,000	$0.50	02/01/07	02/01/17	2	200,000	200,000	2,000
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	-
80,000	$0.50	10/31/05	10/31/15	5	16,000	16,000	160
200,000	$0.50	01/03/05	01/13/15	5	40,000	40,000	400
25,000	$0.50	01/01/05	01/01/15	5	5,000	5,000	50
25,000	$1.00	01/01/05	01/01/15	5	5,000	5,000	50
250,000	$0.50	01/01/05	01/01/15	5	50,000	50,000	500
250,000	$1.00	01/01/05	01/01/15	5	50,000	50,000	500
250,000	$0.50	01/01/05	01/01/15	5	50,000	50,000	500
250,000	$1.00	01/01/05	01/01/15	5	50,000	50,000	500
250,000	$0.50	08/01/06	08/01/16	5	50,000	20,833	208
200,000	$0.50	05/08/06	05/08/16	4	50,000	33,333	333
40,000	$0.00	07/24/00	N/A	4	10,000	0	-
50,000	$1.20	2003	N/A	5	10,000	10,000	100
250,000	$0.50	11/08/06	11/08/16	5	50,000	8,333	83
100,000	$0.50	01/02/07	01/02/17	5	20,000	0	-
500,000	$0.50	01/02/07	01/02/17	5	100,000	0	-
200,000	$0.50	12/02/06	12/02/16	5	40,000	3,333	33
10,000	N/A	12/02/06	12/02/16	5	2,000	2,000	20
16,568,333							$30,815

NOTE H--NON-QUALIFIED STOCK COMPENSATION PLAN

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

NOTE I—RELATED PARTY TRANSACTIONS

During 2006, the Company issued 1,794,078 Common Shares to its Chairman and CEO in exchange for services, valued at $560,344. The Company also issued the Chairman and CEO 200,000 Convertible, Class B Preferred Shares in exchange for services, valued at $500,000. Conversion of these preferred shares is 10 to 1 and expires in 3 years.

NOTE I—RELATED PARTY TRANSACTIONS (CONT’)

During 2006, the Company issued 1,127,016 Common Shares to its President and founder of the Company in exchange for services, valued at $262,500. The Company also issued the President 500,000 Convertible, Class B Preferred Shares in exchange for services, valued at $1,250,000. Conversion of these preferred shares is 10 to 1 and expires in 3 years.

During 2006, the Company had an outstanding Note Payable due to officers of the Company in the amount of $216,174.

NOTE J—COMMITMENTS/LEASES

On November 1, 2005, HouseRaising entered into a Lease Agreement, extendable by the Company, whereby the Company agreed to lease the entire second floor at Independence Tower (approximately 11,000 square feet) located at 4801 E. Independence Boulevard, Charlotte, NC for an annual rent obligation of approximately $100,000. HouseRaising will utilize this additional space for estimators and designers recruited to support the Company’s Gulf Coast initiative and a sales and product display center to support operations in North and South Carolina. The space will continue to serve as corporate headquarters for HouseRaising, Inc. and HouseRaisingAcademy, which include the Company’s consolidation of its acquisition of LearnBytes, LLC, and the operations of HouseRaisingUSA, LLC (and its various subsidiaries), HouseRaisingMembership, LLC, HouseRaising Disaster Relief, LLC and HouseRaisingRealty, LLC.

On November 27, 2006, HouseRaising of the Gulf Coast, LLC (“HR-Gulf Coast”), a subsidiary of HouseRaising, Inc., entered into a Lease Agreement with CSC Investments, LLC whereby HR-Gulf Coast agreed to lease space at 4024 and 4030 (A-C) Canal Street, New Orleans, Louisiana to accommodate the Company’s new design center and continue its expansion efforts for its Gulf Coast operations in New Orleans. The Company entered into a five year agreement, commencing December 1, 2006 and expiring November 30, 2011 with a five year option to lease approximately 10,000 square feet for an annual rent of approximately $144,000. After the 36th month of the lease, the Landlord can increase rent up to 2% annually. The Company will utilize this space for sales and product design center to support building and disaster relief operations in Louisiana, and provide space for builders, estimators and designers recruited to support the Company’s Gulf Coast operations. HouseRaising of the Gulf Coast, LLC also has established a small business office location in Gulfport, MS.

In December 2005, the Company entered into a lease agreement for computer equipment. The monthly payments are $2,298.75 per month for 48 months starting June, 2006. In October 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $560.68 per month for 24 months beginning December, 2005. In September 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $248.53 per month for 24 months beginning November, 2005. In May, 2006, the company entered into a lease agreement for computer hardware and software. The monthly payments are $121.00 per month for 48 months beginning June, 2006.

NOTE K—NOTES PAYABLE

Notes payable at December 31, 2006 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Secured note payable to an unrelated party.
Bearing 15% interest.	$155,000

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851	**

Secured demand note payable to a related party.
Bearing 6% interest.	$216,174

Total Current Portion	$391,842

** On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 6%. The effects of these notes are included in the consolidated financial statements therein.

NOTE K—NOTES PAYABLE (CONT’)

In February, 2007 the Company came to an debt to equity conversion agreement with its final bridge lender, which resulted in the issuance of 424,801 shares of common stock in exchange for a reduction of $212,401 in bridge loans and accumulated interest (this will eliminate the Secured note payable to an unrelated part in the amount of $155,000 bearing interest rate of 15%--as shown above—which will be reflected in the first quarter 2007 results.)

In addition, the secured demand note payable to a related party in the amount of $216,174 bearing interest of 6% has been paid in full during the first quarter of 2007.

NOTE L—LINE OF CREDIT

The Company has five separate lines of credit with Wachovia Bank, NA which total $8,100,000. The Company obtained a line of credit in the amount of $1,350,000 with Wachovia Bank, NA. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due on demand. In addition, the Company obtained a line of credit in the amount of $1,000,000 with Wachovia Bank, NA with an interest rate equal to 1-month LIBOR plus 2.50% with all interest and principal due on May 31, 2007. In addition, the Company obtained a line of credit in the amount of $500,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on July 31, 2007. In addition, the Company obtained a line of credit in the amount of $1,250,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on September 30, 2007. In addition, the Company obtained an annually renewable line of credit in the amount of $4,000,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 1.55% with a no-call provision and with all interest and principal due on February 8, 2008. The Company’s total Line of Credit outstanding as of December 31, 2006 was $4,052,109.

NOTE M—SUBSEQUENT EVENTS

On February 2, 2007, the Company completed an equity for debt swap with its final bridge lender to issue 424, 801 shares in exchange for a reduction of $212,401 in bridge loan and accumulated interest. The shares of common stock sold are not entitled to any registration rights, and the investor will rely on Rule 144 under the Act in order to sell the shares of common stock on the Over-the-Counter Bulletin Board after satisfying the Rule’s requirements. There are no underwriting discounts or commissions in this transaction. The shares were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The bases for the availability of this exemption include the facts that: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree; (3) the offeree agreed to the imposition of a restrictive legend on the face of the stock certificate representing the restricted shares, to the effect that he would not resell the shares unless they were registered or an exemption from registration was available; (4) the offeree was a sophisticated investor with substantial net worth and the ability to bear the risk of the investment; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations involving the equity for debt swap and the issuance of the restricted stock pursuant thereto took place directly between the offeree and management of the Company.

In 2007, the Company established builder partnerships forming five new limited liability companies (LLC) with the names: Barrow-Hundley Homes, LLC; Harris Homes, LLC; Hawn Homes, LLC; Trojan Custom Homes, LLC; West Custom Homes, LLC and White Homes, LLC. HouseRaising is 50% owner of each of these LLCs and the managing member. The Company also dissolved three limited liability companies: HouseRaisingManagement, LLC, HouseRaising of Asheville, LLC and HouseRaising of Wilmington, LLC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2006

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

HIGHLIGHTS OF RECENT ACTIVITIES

2006 HIGHLIGHTS:

•	Total sales rose to $1.25 million from $584 thousand last year, a 114% increase;

•	Total sales and other comprehensive income rose to $1.77 million, a 254% increase;

•	Gross profit increased to $270 thousand from $87 thousand last year, a three-fold increase;

•	Gross profit with other revenues and other comprehensive income rose to $793 thousand, a nine-fold increase;

•	Net loss for year was $2.99 million, down from $4.12 million in the previous year;

•	Signed agreements for $6.1 million in custom homes expected to be built over the next 12 months, which is $4.1 million higher than year-end last year;

•
Signed operating agreements with approximately ten (10) experienced homebuilders (Series 200 level) to develop local operations to build approximately 10-20 homes each, whereby the builder operates a new jointly-owned limited liability company that uses our System C technology and processes on which HouseRaising receives service fees and share profits equally on completed projects (these home sales are not included in the $6.1 million figure noted above);

•
Cultivated pipeline of interested prospective Builder Associate relationships (Series 100 level to build approximately 3 custom homes a year) totaling more than 80 individuals which are at various stages of discussions with the Company on establishing a relationship (there is no guaranty; however, these individuals will sign agreements).

SIGNIFICANT DEVELOPMENTS SINCE YEAR-END:

•	Launched HouseRaisingRealty, LLC to assist homebuyers in disposing of their existing homes or acquiring lots for their new custom homes. As of the filing of this report, HouseRaisingRealty has:

•	Closed sales transactions totaling $1,390,475 which generates $37,290 in commission income to the Company;

•	Have pending sales transactions totaling approximately $4,500,000 which will generate approximately $150,000 in commission income to the Company; and

•	Have active listings for sales of approximately $7 million.

•	Leased and built out 10,000 feet for the New Orleans Design Center/Offices.

EXECUTIVE OVERVIEW & STRATEGY

HouseRaising, Inc. is a fully operational company in the business of selling, designing and managing design/build and renovation projects and homebuilding solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits from use of its proprietary software functioning exclusively within the custom homebuilding arena. The Company owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention serves to connect hundreds of small builders and thousands of vendors to homebuyers in a revolutionary process. The invention has been developed into internal-use software. This management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. In early 2005, the company filed US and International patent applications on its invention and started producing revenues utilizing the software in 2006.

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

In 2006, the Company has commenced rolling out its Custom Homebuilding Operations in the Carolinas and Gulf Coast region, started marketing Builder memberships and affiliated Homebuilding Services. In addition, the Company customized a version of its software to facilitate managing disaster relief projects for the Gulf Coast region. The Company has established offices in New Orleans, Louisiana where it has built out a design center and engaged executives to implement its programs in this region. In late 2006, the Company formed a real estate brokerage operation to help customers sell their home and purchase a lot to build a new home. The Company is rapidly increasing home sales in the Carolinas and Gulf Coast region and has signed more than ten operating agreements with experienced homebuilders to establish partnerships which are expected to rapidly increase custom homes sales in these regions (each partnership will seek to build five to 20 custom homes annually). The company also has engaged numerous independent builder relationships that seek to build approximately three custom homes annually. The Company fully expects to continue engaging homebuilders in this capacity as its marketing efforts with homebuilders expand.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006
COMPARED TO DECEMBER 31, 2005

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation sales) of $1,249,221 for the twelve months ending December 31, 2006, compared to $534,153 for the same period in 2005, which represents a doubling of such sales. Sales increased due to the completion of new construction and remodeling projects in the greater Charlotte area in the second half of 2006 as the company started to implement its business plan and develop operations in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

Included in the sales are service fee revenues from pre-sold projects including sales commissions, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with Homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. The sales and service fees of $153,777 recorded in 2006 were associated with new and on-going projects that are expected to be completed in the next 12 months. This compares to service fees of $50,313 recorded in 2005, a three-fold increase. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

As of the end of the first quarter of 2007, the Company has new contracts totaling approximately $6,100,000 in sales that are projected to be completed over the next 12 months, which reflects a $4,100,000 increase from the number reported in our Annual Report on 10-KSB for the period ending December 31, 2005 as filed on March 31, 2006. In addition, the Company has recently signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg and Mooresville, North Carolina; Beaufort and Sunset (near Charleston), Columbia and Greenville, South Carolina; Gulfport, Mississippi and Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan.

On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months. The Company reports total project sales based on the contract amount due to design and build projects, in the quarter in which the sale is approved and closed.

Cost of Sales

The cost of real estate sales represents all direct costs in building a new home or remodeling project, including sticks and bricks, labor and builder costs and management fees charged to the project (as described under sales and service fees above). The total cost of sales for completed projects in 2006 was $978,701 compared to $497,685 in 2005. The increase is a result of the increase in sales completed in 2006 versus 2005.

Gross Profit

HouseRaising’s gross profit represents the difference between sales and service fee revenue and cost of sales. The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a builder partnership relationship the company divides profits with the builder, which is accounted for as a cost to the project.

HouseRaising’s net revenues were $270,520 for the twelve months ending December 31, 2006 compared to $86,781 for the same period in 2005 (more than a three fold increase) which reflects the substantial increase in new home construction and renovation projects and on-going marketing efforts the past year. Management would expect the Company’s gross profits to grow as we obtain new construction and remodeling work in the Carolinas and Gulf Coast in 2007 and continue the roll-out of the Company’s membership, disaster relief and new real estate brokerage operation.

OTHER REVENUES

The Company earned $23,578 in other income for the period ending December 31, 2006, principally from marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage and membership fees from new Builder members that have decided to partner with HouseRaising. This compares to $188 for the same period in 2005. The company will earn approximately $12,000 a year from its agreement with SunTrust and expects membership fees will increase substantially as the company continues to implement its design/build and renovation sales program as part of its business plan.

EXPENSES

Total expenses for the year ended December 31, 2006 was $3,793,456 compared to $4,207,963 for the same period in 2005. The decrease in expenses was due to a substantial decrease in consulting fees from the second quarter of 2005 to 2006. Consulting fees reflects business consulting services and investor relations expenses which decreased to $289,519 in the second quarter, 2006 from $1,149,180 in the second quarter 2005. This is principally because the company incurred consulting fees in the second quarter, 2005 in an effort to maintain our stock price in response to what we believe was a “wave of coordinated naked short selling” which we reported to the NASD as described in our filing with the SEC on Form 8-K on May 9, 2005. These fees were principally investor relations and related consulting services which was substantially funded through the issuance of restricted shares of common stock. The Company does not expect such expenses to reoccur. The total consulting, professional fees and salaries (stock based compensation) for the full year of 2006 was $2,172,654 as compared to $2,944,726 for the full year of 2005.

Selling, general and administrative expenses were slightly higher for the twelve months ending December 31, 2006 versus 2005, increasing from $1,133,371 in 2005 to $1,318,767 in 2006. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Greater Charlotte and Gulf Coast regions, builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management services to raise capital for implementation of its business plan, a one time issuance of Preferred Stock Shares to management, and previously committed payments for services provided to the company.

The Company incurred a one-time bad debt expense on a builder receivable that it does not believe will be collected in the near term and has thus written off the receivable of $22,918. The Company had depreciation expense in the amount of $54,905 in 2006 compared to $33,686 in 2005. This reflects an increase in the company’s investment in property and equipment, particularly its design center in Charlotte. The Company will expect this to increase as it commences depreciating the company’s principal asset, System-C, over a 15-year period.

The Company had interest expense of $224,212 for the year ended December 31, 2006 compared to $96,180 for the same period in 2005. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. The interest recorded in 2006 was principally for the company’s line of credit with Wachovia Bank and some interest associated with the bridge lenders. The interest recorded in 2005 was principally to reimburse bridge lenders to HouseRaising as well as to the Technology Connections predecessor entity. The company has completed equity for debt swap with its final bridge lender in the first quarter of 2007 and paid off the secured demand note payable to a related part in the amount of $216,174 which will both be reflected in the results for first quarter, 2007. Going forward the level of interest expense will be based principally on the Wachovia line of credit drawn.

OTHER COMPREHENSIVE INCOME

The Company realized $500,00 in other income for the period ending December 31, 2006 from a one-time payment of $500,000 associated with a key-man life insurance policy the company had on its founder Robert V. McLemore who passed way in November, 2006.

INCOME / LOSSES

The net loss for the year ended December 31, 2006 was $2,999,358 versus a net loss of $4,120,994 in the same period in 2005, a decrease of approximately 25% or $1,121,636. The decrease in net losses is directly attributable to an increase in sales associated with new construction and remodeling projects and a decrease in consulting fees in 2006 versus 2005. Future income/losses will depend on the success of implementing the company’s business plan in 2007. The company does already have approximately $6,100,000 of new home construction work in process for 2007 which is a $4,100,000 increase from last year at this time, has a new realty brokerage operation which will generate fee income for helping customers sell their existing home and buy vacant land to build a new home, and has signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg and Mooresville, North Carolina; Beaufort and Sunset (near Charleston), Columbia and Greenville, South Carolina; Gulfport, Mississippi and Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $2,289,141 for the twelve months ended December 31, 2006 versus $1,488,382 for the same period in 2005. This reflects a net increase in cash used by operations of $800,759 principally due to a decrease in common stock issued for services for the twelve months and slight increase in expenditures on capitalized software offset by a decrease in net operating loss.

Cash flows used in investment activities were $71,161 and $194,052 for the year ended December 31, 2006 and 2005, respectively. This was principally due to investments in property and equipment for the company, including the company’s design center in Charlotte and New Orleans.

Cash flows provided by financing activities were $2,235,621 and $1,950,050, respectively, for the twelve months ended December 31, 2006 and 2005. The increase was principally due to issuance of common stock associated with the equity-for-debt swap with the company’s bridge lenders that occurred in the first nine months of 2006 (see Note 12 of Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities of Form 10-QSB filed with the SEC on August 14, 2006 for more information) and the increase in borrowings on notes payable, principally draws on a bank loan with Wachovia.

We had cash on hand of $167,702 and a working capital deficit of $3,906,297 as of December 31, 2006, although most of this deficit is from the bank loan with Wachovia which on February 9, 2007 extended an additional line of credit in the amount of $4 million to the Company (as further described under Other Events in this filing) which can be extended and has a no-call provision which is sufficient to fund our operations through the next twelve months.

In early 2006, the Company entered into agreements with some of the bridge lenders to convert their debt obligations into restricted stock of the company and warrants for future purchase of restricted stock of the company through our Private Placement Memorandum as described in Form 10-QSB filed with the SEC on August 14 2006 and on February 2, 2007, the Company completed equity for debt swap with its final bridge lender to issue 424,801 shares in exchange for a reduction of $212,400.62 in bridge loan and accumulated interest as further described under Note M of Notes to the Consolidated Financial Statements.

Overall, we have funded our cash needs from inception through December 31, 2006 with a series of debt and equity transactions. The Company’s principal source of working capital in 2006 was a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Going forward we will rely substantially on new revenue from our business development efforts and have the line of credit from Wachovia bank to sustain our business for the next twelve months. The company has approximately $6,100,000 of new home construction work in process for 2007, a new real estate brokerage operation that has already generated new income and a pipeline of prospective customers which is consistent with implementing our business plan. The Company has signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg and Mooresville, North Carolina; Beaufort and Sunset (near Charleston), Columbia and Greenville, South Carolina; Gulfport, Mississippi and Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions.

The Company expects to use funds from operations and bank funding primarily to expand sales and marketing efforts of its homebuilding operations (new home and renovation sales) in the Carolinas (covering North and South Carolina) and the Gulf Coast region, implementing marketing and sales for its membership and independent builder programs in the southeast and eventually nationally, implementing marketing and sales for its disaster relief services, implementing marketing and sales for its realty brokerage operations and on-going software development to improve its system. The Company may also consider selective acquisition opportunities that may assist in the successful implementation of its business plan (see Note 9B Other Matters for further discussion on this item).

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature, particularly in the markets we serve. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods. The Company does believe that is principle operations are in attractive markets, the Carolinas and Gulf Coast region, and that the custom home building sector is less impacted by overall economic conditions, but there is not guarantee this will remain so going forward. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

QuarterlyEvaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman, Chief Executive Officer and President, Gregory J. Wessling (“CEO”), our Chief Financial Officer, Richard A. von Gnechten (“CFO”) and our Chief Administrative Officer, Christine M. Carriker. In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 through 31.3, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

Affiliation Agreements

On June 28, 2006, the Registrant and SunTrust Mortgage (“SunTrust Mortgage”) entered into a Strategic Agreement pursuant to which SunTrust will be the mortgage lender of choice to the Registrant for the making and/or refinancing of construction loans in connection with the building of custom homes for the Registrant’s customers and for the making of permanent residential mortgage loans in connection with the financing of those homes. In addition, the Registrant will provide selected marketing services to Sun Trust Mortgage related to the co-marketing arrangement In return, SunTrust has agreed to develop a fixed rate product for qualifying customers of the Registrant and has granted the Registrant a non-exclusive license to use the SunTrust name and logo in the Registrant’s advertising for the purpose of indicating the availability of loan financing by SunTrust to qualified applicants. In addition, SunTrust has agreed to identify and/or create a group of SunTrust employees who will be tasked with assisting the Registrant’s sales staff in providing Registrant’s customers with all aspects of the mortgage loan process.

Under the Strategic Agreement, the Registrant is responsible for, among other things, paying for marketing, services and goods related to the Strategic Agreement and SunTrust, in return, will compensate Registrant with a nominal amount equivalent to the fair market value of such marketing, services and goods.

The Strategic Agreement commences on the effective date and will continue thereafter in six (6) month increments, subject to termination by either party, with or without cause, upon delivery of thirty (30) days written notice to the other party.

Each party to the Strategic Agreement has agreed to indemnify and hold harmless the other party, it’s affiliates and their respective directors, officers, employees, agents and subcontractors from and against, among other things, any action or threatened action, suit or proceeding arising out of or as a result of, the indemnifying party’s performance under the Agreement and against any and all claims, expenses, losses or damages (including reasonable attorneys’ fees) that result from the actions or inaction of the indemnifying party.

Other Events

On November 27, 2006, HouseRaising of the Gulf Coast, LLC (the “Company”), a subsidiary of HouseRaising, Inc. (the “Registrant”), entered into a Lease Agreement (“Lease”) with CSC Investments, LLC (“Lessor”) whereby the Company agreed to lease space at 4024 and 4030 (A-C) Canal Street, New Orleans, Louisiana to accommodate the Company’s new design center and continue its expansion efforts for its Gulf Coast operations in New Orleans.

The Company entered into a five year agreement, commencing December 1, 2006 and expiring November 31, 2011 with a five year option to lease 9,828 square feet for an annual rent of approximately $144,000. After the 36th month of the lease, the Landlord can increase rent up to 2% annually. The Company will utilize this space for sales and product design center to support building and disaster relief operations in Louisiana, and provide space for builders, estimators and designers recruited to support the Company’s Gulf Coast initiative.

On February 9, 2007, HouseRaising and Wachovia Bank, N.A. (“Wachovia”), entered into a loan agreement (the “Agreement”) pursuant to which Wachovia agreed to make a new operating line of credit in the amount of $4 million available to the Registrant. The new operating line of credit will be secured by a standby letter of credit procured by a pledge of securities having a value of not less than $5.4 million by Gregory J. Wessling, Chairman, Chief Executive Officer and President of the Registrant.

As an inducement for Mr. Wessling to agree to enter into the standby letter of credit, the Registrant agreed to issue Mr. Wessling 500,000 shares of the Registrant’s Series C Convertible Preferred Stock, which has a ten to one conversion rate into whole shares of restricted common stock three years after issuance. As a further inducement for Mr. Wessling to enter into the standby letter of credit, eight shareholders (including Wessling), who are affiliates of the Registrant holding 52,472,835 of the Registrant’s total combined voting power of 70,769,282 shares, or 74.1% of the Registrant’s total combined voting power, entered into a shareholders’ agreement, dated February 9, 2007 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides that the shareholders will not, for a period of three years, vote their shares in favor of any issue that could have an “adverse effect” (as defined) on any other party to the agreement without the prior written consent of the other party. In addition, the shareholders agreed, for a period of three years, to grant each other and the Registrant certain rights of first refusal in connection with any proposed sale of their shares to a third party. Finally, the shareholders agreed for a period of three years to give each other shareholder the right to sell their shares on a pro rata basis in the event that any shareholder proposes to enter into certain private sale transactions. Lastly, the Robert V. McLemore Family, the Robert V. McLemore Family Trust and the Estate of Robert V. McLemore have agreed, for a period of three years, to continue a pledge arrangement with Wachovia with respect to 6,704,040 shares which have been pledged to Wachovia as collateral security for certain of the operating lines of credit.

The Shareholders’ Agreement is intended to provide, among other things, stability to the Registrant’s management during the period that Mr. Wessling is a party to the standby letter of credit and has exposed his assets to considerable financial risk in order to procure the new operating line of credit for the Registrant with Wachovia. Nonetheless, certain provisions of the Shareholders’ Agreement could have an anti-takeover effect and could impede a change in control of the Registrant as a result of the voting agreement and the buy-sell provisions contained therein. All of the shares that are subject to the Shareholders’ Agreement are owned by affiliates.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item concerning HouseRaising, Inc. executive officers and their business experience is incorporated by reference from page 9-10 of the Company’s Definitive Information Statement on Schedule14-C filed pursuant to the Company’s 2007 Annual Shareholders Meeting (the “Definitive Information Statement”). Information on the current HouseRaising, Inc. directors and their business experience and directorships is incorporated herein by reference from pages 4-7 of the Definitive Information Statement.

Family relationships; director arrangements

Christine M. Carriker, Chief Administrative Officer, Secretary/Treasurer and Director and Elizabeth A. McLemore, Director are sisters and the daughters of the deceased founder, Robert V. McLemore.

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

Change in Principal Officers

On January 11, 2007, the Board of Directors of the Registrant met and agreed that in light of the recent death of Robert V. McLemore, its President and Founder, that it would appoint Mr. Gregory J. Wessling, its Chairman and Chief Executive Officer, to the additional position of President. In addition, the Board of Directors of the Registrant adopted a resolution that the By-Laws would be amended to create the position of Founder-Emeritus and Mr. McLemore would hereafter be remembered by being given that title posthumously.

Change in By-laws

On January 11, 2007, the Board of Directors of the Registrant also adopted a resolution to amend the By-laws of the Company pursuant to Article Seven thereof, to reduce the number of the Board of Directors from 8 members to 7 members. As a result of Mr. Robert V. McLemore’s passing, the vacancy on the Board of Directors would thereby be eliminated.

ITEM 10. EXECUTIVE COMPENSATION

The information required under this item for HouseRaising, Inc. is incorporated by reference from pages 12-18 of the Definitive Information Statement.

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

On July 20, 2006, the Company filed a new registration statement to register an additional 2,000,000 shares of Common Stock of the same class as those for which the Initial Registration Statement, as amended, and the Plan, as amended, is effective.

On December 29, 2006. the Company filed a new registration statement to register an additional 2,000,000 shares of Common Stock of the same class as those for which the Initial Registration Statement, as amended, and the Plan, as amended, is effective.

Management Agreements with Key Personnel

The company has management agreements with its Chief Technology Officer, Chief Administrative Officer and Chief Financial Officer, the form of which is attached herewith as Exhibit 10.2. The material terms of each of these management agreements are set forth in our Definitive Information Statement and are hereby incorporated by reference. Mr. Wessling has a Management Agreement with the Company dated June 23, 2005 to serve as CEO as reported on SEC Form 8-K filed on July 1, 2005 and, as amended, August 10, 2006 as reported on SEC Form 8-K filed on August 17, 2006.

Executive Management Compensation

The HouseRaising Compensation Committee, composed of 3 directors of HouseRaising, Inc. approves executive compensation for the Named Executive Officers. The information required to be disclosed concerning the Compensation Committee is incorporated herein by reference to pages 12-18 of the Company’s Definitive Information Statement. Actions of HouseRaising’s Compensation Committee are subject to ratification by the full HouseRaising, Inc. Board of Directors.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as hereafter described, none of our directors or executive officers had a direct or indirect material interest in any transaction during the last two years, or proposed transaction, to which the Company was a party. The Company has a loan payable to stockholders at December 31, 2006 consisting of unsecured note payable to the Estate of Robert V. McLemore. As of December 31, 2006, the amount due on this 12-month, 6% per annum loan was $216,173. This loan was paid off as of March 31, 2007.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the relevant information in the section relating to the Audit Committee Report of the Company’s Definitive Information Statement filed with the Commission (but no other part of the “Audit Committee Report” is incorporated by reference).

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to September 30, 2006, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported
November 27, 2006 (November 29, 2006)	Form 8-K Departure of Directors or Principal Officers

November 28, 2006 (November 29, 2006)	Form 8-K Entry into a Material Definitive Agreement

January 11, 2007 (January 22, 2007)	Form 8-K Entry into a Material Definitive Agreement; Unregistered Sales of Equity Securities; Amendments to Articles of Incorporation or Bylaws; Appointment of Principal Officers

February 2, 2007 (February 12, 2007)	Form 8-K Unregistered Sales of Equity Securities

February 9, 2007 (February 13, 2007)	Form 8-K Entry into a Material Definitive Agreement

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions
2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exh. 2 to the Definitive Information Statement filed on August 10, 2004)

3.1	Articles of Incorporation (incorporated by reference from Exh.3 of Form SB-2 filed April 11, 2002)

3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)

3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exh.3 to Form SB-2 filed April 11, 2002)

3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exh. 4 to the Definitive Information Statement filed August 10, 2002)

10.1	Management agreement with Gregory J. Wessling, Chairman & Chief Executive Officer (incorporated by reference from Form 8-K filed on July 1, 2005 and, as amended, on Form 8-K filed on August 17, 2006)

10.2	Form of Management Agreement entered into with our Chief Financial Officer, Chief Technology Officer and Chief Administrative Officer*.

14.1	The Company’s Code of Ethics (incorporated by reference from Exh 14.1 to Form 10-KSB filed March 30, 2005)

16.1	Letter on Change in Certifying Accountant (incorporated by reference from Exh. 16 to a Form 8K/A filed October 5, 2004)

21	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard A. von Gnechten, Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification of Christine M. Carriker, Secretary/Treasurer & Chief Administrative Officer*

32.1	Section 1350 Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*

32.2	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*

32.3	Section 1350 Certification of Christine M. Carriker, Secretary/Treasurer and Chief Administrative Officer*

*-Filed herewith

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC. (Registrant)

Date: April 2, 2007	/s/ Gregory J. Wessling
Gregory J. Wessling Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: April 2, 2007	/s/ Richard A. von Gnechten
Richard A. von Gnechten Chief Financial Officer (Principal Financial Officer)

Date: April 2, 2007	/s/ Christine M. Carriker
Christine M. Carriker Chief Administrative Officer and Secretary/Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on April 2, 2007.

Signature	Title

/s/ Gregory J. Wessling	Chairman of the Board of Directors, Chief Executive Officer
Gregory J. Wessling	(Principal Executive Officer)

/s/ Richard A. von Gnechten	Chief Financial Officer of HouseRaising, Inc.
Richard A. von Gnechten	(Principal Financial Officer)

/s/ Christine M. Carriker	Chief Administrative Officer, Secretary/Treasurer
Christine M. Carriker	and Director of HouseRaising, Inc. (Principal Accounting Officer)

/s/ Grant Neerings	Chief Technology Officer and Director of HouseRaising, Inc. and
Grant Neerings	President and Chief Manager of HouseRaisingAcademy, LLC

/s/ Robert M. Burroughs	Director of HouseRaising, Inc.
Robert M. Burroughs

/s/ Daniel S. Fogel	Director of HouseRaising, Inc.
Daniel S. Fogel

/s/ Elizabeth A. McLemore	Director of HouseRaising, Inc.
Elizabeth A. McLemore

/s/ James S. O’Connor	Director of HouseRaising, Inc.
James S. O’Connor