Form 10QSB
period 2007-03-31
HOUSERAISING, INC.
filed 2007-05-15
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2253025
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding April 30, 2007
Common Stock ($.001 par value)	52,070,595
Preferred Stock Class A ($.001 par value)	1,000,000
Preferred Stock Class B ($.001 par value)	800,000
Preferred Stock Class C ($.001 par value)	700,000

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

For the Quarter ended March 31, 2007

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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries
Consolidated Balance Sheet
March 31, 2007

ASSETS
Current Assets:
Cash	$182,512
Excess costs over billings on uncompleted projects	238,899
Accounts Receivable	1,603
Total Current Assets	423,014

Property and Equipment:
Property and Equipment	572,527
Accumulated Depreciation	(197,084)
Total Furniture and Equipment	375,443

Capitalized Software:
Capitalized Software	14,240,643
Accumulated Depreciation	(228,716)
Total Capitalized Software	14,011,927

Other Assets	65,402

TOTAL ASSETS	$14,875,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit	$4,862,109
Current Maturities of Notes Payable	241,703
Interest Payable	11,732
Accounts Payable and Other Payables	300,053
Total Liabilities	5,415,597

Stockholders' Equity
Preferred Stock Class A-Convertible ($.001 par value; 1,000,000 authorized;
1,000,000 issued and outstanding)	1,000
Preferred Stock Class B-Convertible ($.001 par value; 800,000 authorized;
800,000 issued and outstanding)	800
Preferred Stock Class C-Convertible ($.001 par value; 700,000 authorized;
700,000 issued and outstanding)	700
Common Stock ($.001 par value; 100,000,000 authorized;
52,007,884 issued and outstanding)	52,008
Common Stock Subscribed but not Issued	1,589,437
Paid in Capital	18,317,811
Retained Deficit	(10,501,567)
`	9,460,189

Total Liabilities and Stockholders' Equity	$14,875,786

HouseRaising, Inc. and Subsidiaries
Consolidated Statement of Operations
For the three months ended March 31, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$20,112	$277,636
Gross Profit	20,112	66,453

OTHER REVENUES
Other Income	43,458	0
Total Other Revenues	43,458	0

EXPENSES
Selling, general and administrative	767,818	284,155
Consulting, professional fees, and salaries--stock based comp	581,065	307,475
Interest	145,978	30,831
Depreciation	245,725	8,421
TOTAL EXPENSES	1,740,586	630,882

Net Loss	$(1,677,016)	$(564,429)
Net (loss) per share--basic and fully diluted	(0.03)	(0.01)
Weighted average shares outstanding	51,770,224	45,377,509

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,677,016)	$(564,429)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	245,724	8,421
Value of Common/Preferred Stock issued in exchange for services	581,065	357,276
Value of Common Stock issued for debt and interest converted to stock	212,401	-
Value of Common/Preferred Stock issued for Capitalized Software	321,500	78,750
(Increase)/Decrease in Capitalized Software	(517,687)	(349,783)
(Increase)/Decrease in Accounts Receivable	498,397	(30,583)
(Increase)/Decrease in Excess Costs Over Billings on Uncompleted Contracts	(18,389)	-
(Increase)/Decrease in Other Assets	(11,202)	-
Increase/(Decrease) in Interest payable, accounts Payable & other accruals	53,732	(136,770)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(311,475)	(637,118)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(15,000)	(550)
Purchase of property and equipment	(138,489)	(5,411)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(153,489)	(5,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	212,500
Reduction in Common Stock Subscribed but not Issued	(217,825)	-
Note and Interest Payable converted to stock	(212,401)	-
Principal Reductions on Notes Payable	-	195,650
Increase/(Decrease) in borrowings on Line of Credit	810,000	-
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	479,774	408,150

NET INCREASE IN CASH AND
CASH EQUIVALENTS	14,810	234,929

CASH AND CASH EQUIVALENTS:
Beginning of Period	167,702	292,383

End of period	$182,512	$57,454

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
HouseRaisingMembership, LLC (N.C. LLC)—6/23/2006 owned 100% by HouseRaising, Inc.
HouseRaisingRealty, LLC (N.C. LLC)—12/12/2006 owned 100% by HouseRaising, Inc.
HouseRaising Disaster Relief, LLC (N.C. LLC)—6/15/2006 owned 100% by HouseRaising, Inc.
HouseRaisingUSA, LLC (Delaware LLC)—7/22/2003 owned 100% by HouseRaising, Inc.
HouseRaising of Georgia, LLC (G.A. LLC)—11/20/2006 owned 100% by HouseRaisingUSA, LLC
HouseRaising of Independence, LLC (N.C. LLC)—10/17/2006 owned 100% by HouseRaisingUSA, LLC [formerly known as
HouseRaising of the Carolinas, LLC]
HouseRaising of the Gulf Coast, LLC (M.S. LLC)—10/24/2006 owned 100% by HouseRaisingUSA, LLC
HouseRaising of Louisiana, LLC (L.A. LLC)—1/13/2006 owned 100% by HouseRaisingUSA, LLC
Trojan Custom Homes, LLC (L.A. LLC)—2/2/2007 owned 50% by HouseRaising of Louisiana, LLC
HouseRaising of the Carolinas, LLC (N.C. LLC)—5/23/2003 owned 100% by HouseRaising, Inc. [formerly known as
HouseRaising of Greater Charlotte, LLC]
Barrow-Hundley Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of the Carolinas, LLC
David Steele Homes, LLC (S.C. LLC)—3/22/07 owned 50% by HouseRaising of the Carolinas, LLC
Freeman Custom Homes, LLC (S.C. LLC)—3/12/07 owned 50% by HouseRaising of the Carolinas, LLC
Goodin Homes, LLC (N.C. LLC)—11/27/2006 owned 50% by HouseRaising of the Carolinas, LLC
Harris Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of the Carolinas, LLC
Hawn Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of the Carolinas, LLC
HouseRaising of Charleston, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of the Carolinas, LLC
HouseRaising of Columbia, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of the Carolinas, LLC
HouseRaising of Greenville, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of the Carolinas, LLC
HouseRaising of Myrtle Beach, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of the Carolinas, LLC
J. Stanley Homes, LLC (S.C. LLC)—PENDING owned 50% by HouseRaising of the Carolinas, LLC
McClennan Homes, LLC (N.C. LLC)—PENDING owned 50% by HouseRaising of the Carolinas, LLC
R.A. Lawrence Homes, LLC (S.C. LLC)—4/24/07 owned 50% by HouseRaising of the Carolinas, LLC
Robinson Custom Homes LLC (N.C. LLC)—3/9/07 owned 50% by HouseRaising of the Carolinas, LLC
R.S. Stover Homes, LLC (N.C. LLC)—PENDING owned 50% by HouseRaising of the Carolinas, LLC
West Custom Homes, LLC (N.C. LLC)—2/9/2007 owned 50% by HouseRaising of the Carolinas, LLC
White Homes, LLC (S.C. LLC)—2/13/2007 owned 50% by HouseRaising of the Carolinas, LLC

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

In 2003, the Company formed 2 subsidiary companies, HouseRaising of Greater Charlotte, LLC (which subsequently changed its name to HouseRaising of the Carolinas, LLC) and HouseRaisingUSA, LLC for organizing and owning the regional limited liability companies which have been formed from 2005 to present. In 2005, the Company formed HouseRaisingAcademy, LLC to develop and manage the Company’s internet based E-Learning and Homebuilder Management System (named System C) which was completed at the end of 2006. In mid-2006, the Company formed two companies: HouseRaising Disaster Relief, LLC in response to the needs of various financial, insurance and government entities to respond to the rebuilding needs following disaster situations, such as occurred in the Gulf Coast, and HouseRaisingMembership, LLC as a means of providing custom home builders various services, including insurance, as part of their affiliation with HouseRaising. In late-2006, the Company formed HouseRaisingRealty, LLC in response to the need of homebuyers to not only build a new home, but also be able to secure a lot for the new home and sell their existing home. In late-2006, the Company formed HouseRaising of the Gulf Coast, LLC which serves as the zone operation for the Louisiana, Mississippi and Gulf Coast region. Numerous agreements have also been signed as 50% partnerships under the zone entities of HouseRaising of the Carolinas, LLC and HouseRaising of the Gulf Coast, LLC.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (System C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The Company commenced amortizing Capitalized Software (System-C) during the first quarter of 2007. The Capitalized Software will be amortized on a straight-line basis over the estimated economic life of the asset (determined to be 15 years) at a quarterly expense of approximately $229,000.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncement (cont’d)

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

NOTE C—INCOME TAXES (CONT’D)

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

During 2005, the Company issued 8,125,652 shares of its 100,000,000 authorized, $.001 par Common Stock for various services, valued at $5,151,871.

NOTE G—WARRANTS

The following table shows warrants that have been issued by the Company:

# shares	Price per Share	Exercise Date	Expiration Date
PPM warrants issued:
500,000	$0.50	08/18/06	08/18/10
250,000	$0.50	09/09/06	09/09/10
190,000	$0.50	03/17/07	03/17/12
75,000	$0.50	03/14/07	03/14/11
100,000	$0.50	03/14/07	04/30/11
60,000	$0.50	03/23/07	03/23/11
100,000	$0.50	04/20/07	04/20/11
226,892	$0.50	05/15/07	05/15/11
500,000	$0.50	06/19/07	06/19/11
200,000	$0.50	01/08/08	01/08/12
2,201,892
Various warrants issued:
300,000	$0.90	05/13/05	05/13/09
20,000	$0.50	06/13/05	06/13/10
750,000	$0.50	06/23/06	06/23/16
750,000	$0.50	06/23/07	06/23/17
750,000	$0.50	06/23/08	06/23/18
750,000	$0.50	06/23/09	06/23/19
20,000	$0.60	07/13/05	07/13/09
950,000	$0.90	05/13/05	05/13/10
2,584	$1.24	04/15/05	04/15/10
2,584	$1.24	04/15/05	04/15/10
6,000	$1.24	03/04/05	03/04/10
6,000	$1.24	03/04/05	03/04/10
4,307,168

NOTE G—WARRANTS (CONT’D)

The following table shows the future warrants to consultants, independent contractors and employees that the Company will issue as of 3/31/07:
# shares	Price per Share	Exercise Date	Expiration Date	Vesting Term (yrs)	Warrants vesting per year	Warrants Vested as of 12/31/06	Warrants Vesting as of 3/31/07
300,000	$1.00	01/08/03	01/08/08	5	60,000	240,000	0
100,000	$0.50	04/19/04	04/19/09	5	20,000	40,000	0
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
5,000	$1.24	03/04/05	03/04/10	5	1,000	1,000	1,000
5,000,000	$0.50	Special	06/23/15	4	1,250,000	1,250,000	0
500,000	$1.75	04/07/05	04/07/15	5	100,000	100,000	0
833,333	$0.50	02/01/07	02/01/17	2	—	833,333	0
2,000,000	$0.50	02/01/07	02/01/17	3	666,667	0	0
800,000	$0.50	02/01/07	02/01/17	2	—	800,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
400,000	$0.50	02/01/07	02/01/17	2	—	400,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
80,000	$0.50	10/31/05	10/31/15	5	16,000	16,000	0
200,000	$0.50	01/03/05	01/13/15	5	40,000	40,000	40,000
25,000	$0.50	01/01/05	01/01/15	5	5,000	10,000	0
25,000	$1.00	01/01/05	01/01/15	5	5,000	10,000	0
250,000	$0.50	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$1.00	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$0.50	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$1.00	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$0.50	08/01/06	08/01/16	5	50,000	0	0
200,000	$0.50	05/08/06	05/08/16	4	50,000	0	0
40,000	$0.00	07/24/00	N/A	4	—	40,000	0
50,000	$1.20	2003	N/A	5	10,000	40,000	0
250,000	$0.50	11/08/06	11/08/16	5	50,000	0	0
100,000	$0.50	01/02/07	01/02/17	5	20,000	0	0
500,000	$0.50	01/02/07	01/02/17	5	100,000	0	0
200,000	$0.50	12/02/06	12/02/16	5	40,000	0	0
10,000	N/A	12/02/06	12/02/16	5	2,000	0	0
16,568,333

The fair value of each award is estimated on the date of vesting using the Black-Scholes option valuation model which uses the principal assumptions: expected volatility of 7%, expected dividends of 0%, expected terms of 10 years and risk-free interest rate of 4.5%. The expected volatility rate was estimated based on the daily historical volatility of the Company’s common stock over the previous 12 month period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual terms. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the period ended March 31, 2007 was assumed to be zero. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

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

NOTE I—COMMITMENTS/LEASES

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

NOTE J—NOTES PAYABLE

Notes payable at March 31, 2007 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851	**

Secured demand note payable to a related party.
Bearing 6% interest.	$221,035	*

Total Current Portion	$241,703

* The note payable (including accrued interest through 3/31/07) was paid-off after the close of business for the quarter and thus is still reflected on the books as of 3/31/07, but will be deducted in the second quarter business.

NOTE J—NOTES PAYABLE (CONT’D)

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

NOTE K—LINE OF CREDIT

The Company has five separate lines of credit with Wachovia Bank, NA which total $8,100,000. The Company obtained a line of credit in the amount of $1,350,000 with Wachovia Bank, NA. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due on demand. In addition, the Company obtained a line of credit in the amount of $1,000,000 with Wachovia Bank, NA with an interest rate equal to 1-month LIBOR plus 2.50% with all interest and principal due on May 31, 2007. In addition, the Company obtained a line of credit in the amount of $500,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on July 31, 2007. In addition, the Company obtained a line of credit in the amount of $1,250,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on September 30, 2007. In addition, the Company obtained an annually renewable line of credit in the amount of $4,000,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 1.55% with a no-call provision and with all interest and principal due on February 8, 2008. The Company’s total Line of Credit outstanding as of March 31, 2007 was $4,862,109.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for March 31, 2007

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

HIGHLIGHTS OF RECENT ACTIVITIES

•
Signed agreements for $8.0 million in new homes and remodeling contracts expected to be built over the next 12 months, which is $5.0 million higher than a year ago and $2.0 million higher than year-end;

•
Signed operating agreements with more than ten (10) experienced homebuilders (Series 200 level) to develop local operations to build approximately 10-20 homes each; the builder operates a new jointly-owned limited liability company that uses our System C system on which HouseRaising receives service fees and shares profits equally on completed projects (these home sales are not included in the $8.0 million figure noted above);

•
Successfully launched HouseRaisingRealty, LLC to assist homebuyers in disposing of their existing homes or acquiring lots for their new custom homes. The company closed sales transactions over $1,390,000 generating $39,000 in new revenues for the quarter versus none in the same period last year. As of the filing of this report, HouseRaisingRealty has:

•	Closed additional sales transactions totaling $1,324,576 which will generate approximately $33,500 in commission income to the Company;

•	Pending sales transactions totaling approximately $5,600,000 which will generate approximately $175,000 in commission income to the Company; and

•	Active listings for sales of approximately $6.5 million.

•
As a result of the company fully implementing its business plan and starting to depreciate its Capitalized Software (System-C), the company had a net loss for the quarter of $1.67 million, up from $564,000 for the same period last year:

•	For the quarter, the Company had $229,000 in additional depreciation expense for its Capitalized Software and $350,000 in one-time expenses that will not be repeated going forward;

•	The company is fully operational in the Gulf Coast, having leased and built out 10,000 square feet for the New Orleans Design Center/Offices and secured its builder’s license.

•
Cultivated pipeline of interested prospective Builder Associate relationships (Series 100 level to build approximately 3 custom homes a year) totaling more than 80 individuals which are at various stages of discussions with the Company on establishing a relationship (there is no guaranty; however, these individuals will sign agreements).

	As of May 15, 2007	As of May 15, 2006
HouseRaising Zone Operations
Closed contracts	$20,000 (3-31-07)	$277,000 (3-31-06)
Signed contracts (new and remodel)	$8.0 million	$3.0 million
HouseRaisingMembership
Series 200 builders (10-20 homes each)	10+	0
HouseRaisingRealty
Commission Income	$39,000 (3-31-07)	0 (3-31-06)
Closed sales transactions	$2.7 million ($72k commissions)	0 (0)
Pending sales transactions	$5.6 million (~$175k commissions)	0 (0)
Active listings	$6.5 million	0

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

In 2006, the Company has commenced rolling out its Custom Homebuilding Operations in the Carolinas and Gulf Coast region, started marketing Builder memberships and affiliated Homebuilding Services. In addition, the Company customized a version of its software to facilitate managing disaster relief projects for the Gulf Coast region. The Company has established offices in Gulfport, Mississippi and New Orleans, Louisiana, where it has built out a design center and engaged executives to implement its programs in this region. In late 2006, the Company formed a real estate brokerage operation to help customers sell their home and purchase a lot to build a new home. The Company is rapidly increasing home sales in the Carolinas and Gulf Coast region and has signed more than ten operating agreements with experienced homebuilders to establish partnerships which are expected to rapidly increase custom homes sales in these regions (each partnership will seek to build ten to twenty custom homes annually). The company also has engaged numerous independent builder relationships that seek to build approximately three custom homes annually. The Company fully expects to continue engaging homebuilders in this capacity as its marketing efforts with homebuilders expand.

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

At a cost of over $14 million, HouseRaising developed 4 decades and thousands of custom homebuilding experiences into a management system and support process. The HouseRaising system represents a tried and proven method that provides users a way to manage the 1,269 critical problem points and emotional issues faced in every design/build project. Regardless of the price, style or location of the home under contract, the management process is the same. Through contracts, forms, reports and online educational components, the software automatically assigns precise steps and procedures that each party will follow. The 3,400 task process functions behind the scenes to address and solve issues that caused the problems, thus allowing homebuyers and builders to build homes in a financially sound manner and as an enjoyable experience. HouseRaising’s system helps builders and homebuyers work together to build a home without the normal misunderstandings and conflicts created by unaddressed problems.

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

Competition:

The homebuilding business is highly competitive and fragmented. However, HouseRaising’s competition is not the large national home builders; we compete with the small craftsman or craftswoman builders that bid against other small builders for projects provided by customers. Currently, we know of no companies developing the type affiliations and support structure HouseRaising offers small builders.

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

Outlook for Homebuilding is Positive:

The homebuilding industry is has moderated the past couple years after enjoying record sales for close to a decade. Moderate interest rates coupled with population growth, forming millions of new households created record profits for the nation’s largest builders. HouseRaising’s research indicates that despite the recent decline in home sales nationally, that the custom homebuilding sector of the industry has shown resounding resilience of constructing about 500,000 homes a year regardless of whether or not the overall industry has gone up or down. Furthermore, the markets HouseRaising serve (namely, the Carolinas and the Gulf Coast) remain very attractive. Whatever the outcome of interest rates and the economy, it is obvious that custom homebuilding should remain brisk for the foreseeable future.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2007
COMPARED TO MARCH 31, 2006

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation sales) of $20,112 for the three months ending March 31, 2007, compared to $277,636 for the same period in 2006. The sales decrease is principally due to a number of in-process new construction and remodeling projects that will not be completed until after the end of the first quarter of 2007 and an unanticipated delay in obtaining the Company’s builder’s license in Louisiana. The sales recorded in the first quarter of 2007 were from service fees generated from future projects. As of the filing of this report, the Company has new contracts totaling approximately $8,000,000 in sales that are projected to be completed over the next 12 months, which reflects a $5,000,000 increase from the number reported in our Quarterly Report on 10-QSB for the period ending March 31, 2006 and reflects $2,000,000 increase from the Annual Report on 10-KSB for the period ending December 31, 2006 filed on March 31, 2007. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

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

In addition, the Company has recently signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg, Pineville and Hickory, North Carolina; Beaufort and Summerville/Sunset (near Charleston), Charleston, Columbia and Greenville, South Carolina; Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan.

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

HouseRaising’s gross profit was $20,112 for the three months ending March 31, 2007 compared to $66,453 for the same period in 2006 which reflects that in-process new home construction and remodeling projects for 2007 will not be completed until after the end of the first quarter of 2007 whereas for the same period in 2006 the company did complete a project and achieved more than a 20% profit margin. Management would expect the Company’s gross profits to grow as we obtain and complete new construction and remodeling work in the Carolinas and Gulf Coast in 2007 and continue the roll-out of the Company’s membership, disaster relief and new real estate brokerage operation.

OTHER REVENUES

The Company earned $43,458 in other income for the period ending March 31, 2007, principally as a result of successfully lauching HouseRaisingRealty, LLC to assist homebuyers in disposing of their existing homes or acquiring lots for their new custom homes and thus generating realty commissions. The company also receives marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage.

The company closed realty sales transactions of over $1,390,000 generating $39,000 in new revenues for the first quarter versus none in the same period last year. As of the filing of this report, HouseRaisingRealty has closed additional sales transactions totaling over $1,300,000 and generating approximately $33,500 in commission income which will be reported in the next quarter, pending sales transactions totaling approximately $5,600,000 which will generate approximately $175,000 in commission income to the Company and has active listings for sales of approximately $6,500,000. Management expects these sales levels to continue to increase as the company builds its brokerage operation.

The company will also earn approximately $12,000 a year from its agreement with SunTrust and expects membership fees will increase substantially as the company continues to implement its design/build and renovation sales program as part of its business plan.

EXPENSES

Total expenses for the year ended March 31, 2007 was $1,740,586 compared to $630,882 for the same period in 2006. The increase in expenses was due principally to the company implementing its business plan and incurring $229,000 in depreciation for its Capitalized Software (which reflects full-implementation of its System-C management system) and one-time expense of approximately $350,000 for securing financing and long-term management agreements. The Company has expanded operations in the Carolinas (North and South Carolina), launched new operations in the Gulf Coast, launched new brokerage operations in the Carolinas and expanded its membership program which has attracted a substantial number of new builder partnerships.

Selling, general and administrative expenses were higher for the three months ending March 31, 2007 versus 2006, increasing from $284,155 in 2006 to $767,818 in 2007. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company’s realty brokerage operation, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Carolinas and Gulf Coast regions, commission sales personnel for its realty brokerage operation in the Carolinas and builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management services to raise capital for implementation of its business plan, a one time issuance of Preferred Stock Shares to management, and previously committed payments for services provided to the company.

The company also paid a portion of its consulting, professional and salaries in stock-based compensation which increased from $307,475 in the first quarter of 2006 to $581,065 for the same period in 2007. This includes a one-time payment of Convertible Preferred Stock Class C valued at approximately $286,000 as compensation to two executive personnel in exchange for signing a long-term management agreement as reported on January 11, 2007 on SEC Form 8-K and $72,222 as 2/36th amortization of compensation to a principal executive in exchange for a personal guarantee with Wachovia that extended an additional $4 million line of credit to the Company on February 9, 2007 as reported on SEC Form 8-K (as further described under Other Events in this filing). The Company does not expect to issue any additional convertible preferred stock in the foreseeable future. Without the one time payment, stock based compensation would be lower for the period. In addition, these expenses also include consulting fees for business consulting services and investor relations expenses.

The Company had depreciation expense in the amount of $245,725 in the first quarter of 2007 compared to 8,421 in 2006. The large increase from prior year reflects the company commencing depreciation on its Capitalized Software (System-C) at a rate of approximately $229,000 per quarter and an increase in the company’s investment in property and equipment, particularly its design center in Charlotte. The Company expects to depreciate the company’s System-C over a 15-year period.

The Company had interest expense of $145,978 for the period ending March 31, 2007 compared to $30,831 for the same period in 2006. The increase includes a one-time payment of $60,000 for a back-up standby letter of credit for the financing with Wachovia (as further described under Other Events in this filing) and interest related to equity for debt swap with our final bridge lender. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. In the first quarter of 2007, the company completed equity for debt swap with its final bridge lender in the amount of $155,000 plus accrued interest of $57,401. The interest recorded in 2007 was principally for the company’s line of credit with Wachovia Bank, the standby letter of credit and additional accrued interest associated with the equity for debt swap. The interest recorded in 2006 was principally to reimburse bridge lenders to HouseRaising. Going forward the level of interest expense will be based principally on the Wachovia line of credit drawn.

INCOME / LOSSES

The net loss for the quarter ended March 31, 2007 was $1,677,016 versus a net loss of $564,429 in the same period in 2006. The increase in net losses is directly attributable to commencing depreciation for its Capitalized Software (System-C) in the amount of $229,000, one-time expenditures totaling about $350,000 to secure a line of credit for financing and long-term management agreements and fully implementing its business plan: expanding operations in the Carolinas (North and South Carolina), launching new operations in the Gulf Coast, launching new brokerage operations in the Carolinas and expanding its membership program which has attracted a substantial number of new builder partnerships.

Future income/losses will depend on the success of implementing the company’s business plan in 2007. The company does already have approximately $8,000,000 of new home and remodeling construction work in process for 2007 which is a $5,000,000 increase from last year at this time and $2,000,000 increase from the end of year. The Company also has a new realty brokerage operation which will generate fee income for helping customers sell their existing home and buy vacant land to build a new home, and has signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg, \Pineville and Hickory, North Carolina; Beaufort and Summerville/Sunset (near Charleston), Charleston, Columbia and Greenville, South Carolina; Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $311,475 for the three months ended March 31, 2007 versus $637,118 for the same period in 2006. This reflects a net decrease in cash used by operations of $325,643 principally due to the collection of a key-man life insurance policy in the amount of $500,000 and an increase in the value of stock issued for services for the three months which more than offset the increase in net loss for the period and slight increase in expenditures on capitalized software.

Cash flows used in investment activities were $153,489 and $5,961 for the year ended March 31, 2007 and 2006, respectively. This was principally due to investments in property and equipment for the company, including the company’s design center in Charlotte and New Orleans, and an investment a principal subsidiary for start-up expenses.

Cash flows provided by financing activities were $479,774 and $408,150, respectively, for the three months ended March 31, 2007 and 2006. The increase is principally to an increase in borrowings on the line of credit with Wachovia Bank which was reduced by an issuance of common stock associated with an equity-for-debt swap with the company’s final bridge lender for principal and interest in the amount of $212,401 (see Note J of Notes to Consolidated Financial Statements) and a decrease in common stock subscribed but not issued as a result of the issuance or other settlement of such obligations. The company no longer has any debt obligations to outside bridge lenders and has paid off its secured demand note payable to a related party after the end of the first quarter which will be reflected in the second quarter business.

We had cash on hand of $182,512 and a working capital deficit of $4,992,583 as of March 31, 2007, although most of this deficit is from the bank loan with Wachovia which on February 9, 2007 extended an additional line of credit in the amount of $4 million to the Company (as further described under Other Events in this filing) which can be extended and has a no-call provision which is sufficient to fund our operations through the next twelve months.

Overall, we have funded our cash needs from inception through March 31, 2007 with a series of debt and equity transactions. The Company’s principal source of working capital in 2007 was a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Going forward we will rely substantially on new revenue from our business development efforts and have the line of credit from Wachovia bank to sustain our business for the next twelve months. The company has approximately $8,000,000 of new home and remodeling construction work in process for 2007, a new real estate brokerage operation that has already generated new income and a pipeline of prospective customers which is consistent with implementing our business plan. The Company has signed operating agreements with more than ten (10) experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg, \Pineville and Hickory, North Carolina; Beaufort and Summerville/Sunset (near Charleston), Charleston, Columbia and Greenville, South Carolina; Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions.

The Company expects to use funds from operations and bank funding primarily to expand sales and marketing efforts of its homebuilding operations (new home and renovation sales) in the Carolinas (covering North and South Carolina) and the Gulf Coast region, implementing marketing and sales for its membership and independent builder programs in the southeast and eventually nationally, implementing marketing and sales for its disaster relief services, implementing marketing and sales for its realty brokerage operations and on-going software development to improve its system. The Company may also consider selective acquisition opportunities that may assist in the successful implementation of its business plan (see Part II Item 5 Other Matters for further discussion on this item).

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

ITEM 2. CHANGES IN SECURITIES.

On April 11, 2007, the Company announced that the company’s board of directors authorized management to purchase up to $100,000 of the company’s shares of common stock over the next six months. The Company will work with Wachovia Securities, Inc., the broker-dealer subsidiary of Wachovia Bank, on all repurchases which will be made strictly pursuant to the requirements of Rule 10b-18. The source of funding for the purchases will come from cash flow. As of the filing of this report, the company has not yet repurchased any shares.

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

As an inducement for Mr. Wessling to agree to enter into the standby letter of credit, the Registrant agreed to issue Mr. Wessling 500,000 shares of the Registrant’s Series C Convertible Preferred Stock, which have a ten to one conversion rate into whole shares of restricted common stock three years after issuance. As a further inducement for Mr. Wessling to enter into the standby letter of credit, eight shareholders (including Wessling), who are affiliates of the Registrant holding 52,472,835 of the Registrant’s total combined voting power of 70,769,282 shares, or 74.1% of the Registrant’s total combined voting power, entered into a shareholders’ agreement, dated February 9, 2007 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides that the shareholders will not, for a period of three years, vote their shares in favor of any issue that could have an “adverse effect” (as defined) on any other party to the agreement without the prior written consent of the other party. In addition, the shareholders agreed, for a period of three years, to grant each other and the Registrant certain rights of first refusal in connection with any proposed sale of their shares to a third party. Finally, the shareholders agreed for a period of three years to give each other shareholder the right to sell their shares on a pro rata basis in the event that any shareholder proposes to enter into certain private sale transactions. Lastly, the Robert V. McLemore Family, the Robert V. McLemore Family Trust and the Estate of Robert V. McLemore have agreed, for a period of three years, to continue a pledge arrangement with Wachovia with respect to 6,704,040 shares which have been pledged to Wachovia as collateral security for certain of the operating lines of credit.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to December 31, 2006, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

January 11, 2007 (January 22, 2007)	Form 8-K Entry into a Material Definitive Agreement, Amendments to Articles of
Incorporation or By-laws
February 2, 2007 (February 12, 2007)	Form 8-K Unregistered Sales of Equity Securities
February 9, 2007 (February 13, 2007)	Form 8-K Entry into a Material Definitive Agreement
April 11, 2007 (April 11, 2007)	Form 8-K Other Events

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

HOUSERAISING, INC. (Registrant)

Date: May 15, 2007	/s/ Gregory J. Wessling
Gregory J. Wessling Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Richard A. von Gnechten
Richard A. von Gnechten Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2007	/s/ Christine M. Carriker
Christine M. Carriker Secretary/Treasurer, SVP & Chief Administrative Officer (Principal Accounting Officer)