Form 10QSB
period 2007-06-30
HOUSERAISING, INC.
filed 2007-08-14
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2253025
(State or other jurisdiction of	(IRS Employer identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding July 31, 2007
Common Stock ($.001 par value)	53,802,843
Preferred Stock Class A ($.001 par value)	1,000,000
Preferred Stock Class B ($.001 par value)	800,000
Preferred Stock Class C ($.001 par value)	700,000

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

For the Quarter ended June 30, 2007

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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2007

ASSETS
Current Assets:
Cash	$137,728
Securities and Escrow	11,609
Excess costs over billings on uncompleted projects	226,032
Prepaid Expenses	1,119,444
Accounts Receivable	22,665
Total Current Assets	1,517,478

Property and Equipment:
Property and Equipment	674,930
Accumulated Depreciation	(218,953)
Total Furniture and Equipment	455,977

Capitalized Software:
Capitalized Software	14,577,344
Accumulated Depreciation	(457,432)
Total Capitalized Software	14,119,912

Other Assets	136,986
TOTAL ASSETS	$16,230,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of Credit	$6,274,109
Current Maturities of Notes Payable	20,668
Interest Payable	12,136
Accounts Payable and Other Payables	174,836
Total Liabilities	6,481,749

Stockholders' Equity
Preferred Stock Class A-Convertible ($.001 par value; 1,000,000 authorized;
1,000,000 issued and outstanding)	1,000
Preferred Stock Class B-Convertible ($.001 par value; 800,000 authorized;
800,000 issued and outstanding)	800
Preferred Stock Class C-Convertible ($.001 par value; 700,000 authorized;
700,000 issued and outstanding)	700
Common Stock ($.001 par value; 100,000,000 authorized;
53,671,423 issued and outstanding)	53,671
Common Stock Subscribed but not Issued	1,589,437
Paid in Capital	19,958,394
Retained Deficit	(11,855,398)
`Total Stockholder’s Equity	9,748,604

Total Liabilities and Stockholders' Equity	$16,230,353

HouseRaising, Inc. and Subsidiaries
Consolidated Statement of Operations
For the three months ended June 30, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$294,456	$233,330
Gross Profit	108,103	63,066

OTHER REVENUES
Realty Income	81,546	0
Other Income	2,205	0
Total Other Revenues	83,751	0

GROSS MARGIN	191,854	63,066

EXPENSES
Selling, general and administrative	807,656	497,894
Consulting, professional fees, and salaries--stock based comp	365,095	289,519
Interest	119,824	47,493
Depreciation	250,584	8,421
TOTAL EXPENSES	1,543,159	843,327

Net Loss	$(1,351,305)	$(780,261)
Net (loss) per share--basic and fully diluted	(0.03)	(0.02)
Weighted average shares outstanding	52,849,651	47,577,610

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statement of Operations
For the six months ended June 30, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$314,568	$510,966
Gross Profit	128,215	129,519

OTHER REVENUES
Realty Income	120,504	0
Other Income	6,705	0
Total Other Revenues	127,209	0

GROSS MARGIN	255,424	129,519

EXPENSES
Selling, general and administrative	1,575,474	947,555
Consulting, professional fees, and salaries--stock based comp	946,160	431,468
Interest	265,802	78,324
Depreciation	496,309	16,863
TOTAL EXPENSES	3,283,745	1,474,210

Net Loss	$(3,028,321)	$(1,344,691)
Net (loss) per share--basic and fully diluted	(0.06)	(0.03)
Weighted average shares outstanding	52,309,937	46,477,559

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,028,321)	$(1,344,691)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Value of Stock issued for services deducted as expenses (non cash item)	946,160	877,178
Depreciation	496,309	16,863
(Increase)/Decrease in Capitalized Software	(425,388)	(769,534)
(Increase)/Decrease in Accounts Receivable	477,335	(157)
(Increase)/Decrease in Excess Costs Over Billings on Uncompleted Contracts	(5,522)	(85,754)
(Increase)/Decrease in Other Assets	(82,786)	-
Increase/(Decrease) in Interest payable, accounts Payable & other accruals	13,330	(36,583)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,608,883)	(1,342,678)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(15,000)	(17,804)
Purchase of property and equipment	(240,892)	(26,119)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(255,892)	(43,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	525,946
Reduction in Common Stock Subscribed but not Issued	(217,825)	-
Principal Reductions on Notes Payable	(221,035)	-
Increase/(Decrease) in borrowings on Line of Credit	2,222,000	643,035
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	1,883,140	1,168,981

NET INCREASE IN CASH AND
CASH EQUIVALENTS	18,365	(217,620)

CASH AND CASH EQUIVALENTS:
Beginning of Period	167,702	292,383

End of period	$149,337	$74,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$265,802	$78,324

NON-CASH OPERATING ACTIVITIES:
Value of Stock and Warrants issued in exchange for services	$946,160	$877,178
Value of Preferred Stock issued in exchange for services (prepaid)	$1,119,444
Value of Common Stock issued for additions to Capitalized Software	$195,000
Value of Preferred Stock issued for additions to Capitalized Software	$234,000	$78,750
NON-CASH FINANCING ACTIVITIES:
Value of Common Stock issued for debt converted to stock	$212,401

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

Some of these limited liability companies provide managerial services to the Company’s homebuilding operations. These limited liability companies operate within specific guidelines and operating procedures established by HouseRaising, Inc. documents and each homebuilder is required to be properly licensed. Each custom, design and built home is financed in the name of the homebuyer.

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

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

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

The following provides details of the restricted stock transactions for various services, additions to capitalized software and debt converted to equity. These transactions have been recorded according to FAX 123R.

				Closing Price on
RESTRICTED SHARES				Issue Date	Value of	Basis for
Date Issued		Recipient	# Shares	Yahoo! Finance	Transaction	Valuation
5/1/2007	(f)	Various individuals (Gift)	26,000	0.25	6,500	Share price
5/1/2007	(g)	K. Michno	27,207	0.28	7,500	Value of Services
6/6/2007	(h)	J. O'Connor	25,000	0.25	6,250	Value of Services
6/6/2007	(h)	E. McLemore	25,000	0.25	6,250	Value of Services
6/6/2007	(h)	D. Fogel	25,000	0.25	6,250	Value of Services
6/6/2007	(h)	R. Burroughs	25,000	0.25	6,250	Value of Services
		Shares Issued:	153,207	Quarter Total:	39,000

(f)-1000 shares for 26 independent contracts as holiday bonus

(g) IR/Consulting expense for Karen Michno for quarter

(h)-Director payment for 2nd quarter, 2007

The following provides details of the S-8 stock transactions for various services and additions to capitalized software. These transactions have been recorded according to FAX 123R.

FREE TRADING STOCK				Closing Price on
	Expense/			Issue Date	Value of	Basis for
Date Issued	Capital	Recipient	# Shares	Yahoo! Finance	Transaction	Valuation
4/9/2007	Exp	H. Martin	62,711	0.19	11,915	Value of Services
5/11/2007	Exp	G. Wessling	718,073	0.24	140,854	Value of Services
5/11/2007	Cap	R. V. McLemore Estate	404,807	0.26	107,500	Value of Contract
5/11/2007	Exp	C. Carriker	94,721	0.22	20,417	Value of Services
5/11/2007	Cap	G. Neerings	96,653	0.22	20,833	Value of Services
5/11/2007	Exp	R. von Gnechten	133,367	0.23	30,243	Value of Services
		Shares Issued:	1,510,332	Quarter Total	331,762

CONVERTIBLE PREFERRED STOCK

As of the end of the fiscal quarter ended June 30, 2007, we had three authorized and outstanding series of Convertible Preferred Stock, as follows: (i) 1,000,000 shares of issued and outstanding Class A Voting Convertible Preferred Stock; (ii) 800,000 shares of issued and outstanding Class B Voting Convertible Preferred Stock; and (iii) 700,000 shares of issued and outstanding Class C Voting Convertible Preferred Stock.. The terms and conditions of each series of Convertible Preferred Stock are as follows:

1.
Class A Voting Convertible Preferred Stock, $.001 par value - Each share of the 1,000,000 issued and outstanding shares of Class A Voting Preferred Stock (the “Class A Preferred Stock”) is convertible, at the option of the holder, at any time after five years from the date of issuance thereof, into ten (10) shares of fully paid and non-assessable shares of common stock. The holders are not entitled to receive any dividend on the shares of Class A Preferred Stock. The holders are entitled to a liquidation preference in the amount of $1.00 per share of Class A Preferred Stock. The holders of Class A Preferred Stock are entitled to a class vote on any merger, sale of assets, combination or reorganization involving the corporation, or other fundamental corporation transaction involving the corporation, with the holders of Class A Preferred Stock having one vote per share. On all other matters, the Class A Preferred Stock votes with the common stockholders as one combined class, with the holders of the Class A Preferred Stock having ten (10) votes per share of such stock owned.. The corporation has agreed that it shall not, without the consent of the majority of the holders of Class A Preferred Stock: 1) take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Class A Preferred Stock or increase the number of shares of such series or designate any other series of Preferred Stock; 2) increase the size of any equity incentive plan(s) or arrangements; 3) make fundamental changes to the business of the corporation; 4) make any changes to the terms of the Class A Preferred Stock or to the corporation’s articles of incorporation or By-Laws, including by designation of any stock; 5) create any new class of shares having preferences over or being on a parity with the Class A Preferred Stock as to dividends or assets, subject to certain exceptions; 6) accrue any indebtedness in excess of $20,000,000; 7) make any change in the size or number of authorized directors; 8) repurchase any of the corporation’s common stock; 9) sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell or lease back, all or substantially all of the property or business of the corporation or more than 50% of the stock of the corporation; 10) make any payment of dividends or other distributions or any redemption or repurchase of common stock or options or warrants to purchase common stock of the corporation or 11) make any sale of additional Class A Preferred Stock. Finally, the holders of Class A Preferred Stock and common stock voting together on combined class shall be entitled to elect the directors comprising the Board of Directors (and to fill any vacancies with respect thereto). Waivers of these covenants have been routinely granted, inasmuch as Robert V. McLemore, the late President of the corporation, and the Robert V. McLemore Family Trust, together own 612,123 shares of Class A Preferred Stock, representing 61.2% of the outstanding shares.

2.
Class B Voting Convertible Preferred Stock, $.001 par value - Each share of the 800,000 issued and outstanding shares of Class B Voting Preferred Stock (the “Class B Preferred Stock”) is convertible, at the option of the holder, at any time after three years from the date of issuance thereof, into ten (10) shares of fully paid and non-assessable shares of common stock. The holders are not entitled to receive any dividend on the shares of Class B Preferred Stock. The holders are entitled to a liquidation preference in the amount of $1.00 per share of Class B Preferred Stock. The holders of Class B Preferred Stock are entitled to a class vote on any merger, sale of assets, combination or reorganization involving the corporation, or other fundamental corporation transaction involving the corporation, with the holders of Class B Preferred Stock having one vote per share. On all other matters, the Class B Preferred Stock votes with the common stockholders as one combined class, with the holders of the Class B Preferred Stock having ten (10) votes per share of such stock owned.. The corporation has agreed that it shall not, without the consent of the majority of the holders of Class B Preferred Stock: 1) take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Class B Preferred Stock or increase the number of shares of such series or designate any other series of Preferred Stock; 2) make fundamental changes to the business of the corporation; 3) make any changes to the terms of the Class B Preferred Stock or to the corporation’s articles of incorporation or By-Laws, including by designation of any stock; 4) create any new class of shares having preferences over or being on a parity with the Class B Preferred Stock as to dividends or assets, subject to certain exceptions; 5) accrue any indebtedness in excess of $30,000,000; 6) repurchase any of the corporation’s common stock; 7) sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell or lease back, all or substantially all of the property or business of the corporation or more than 50% of the stock of the corporation; 8) make any sale of additional Class B Preferred Stock. Finally, the holders of Class B Preferred Stock and common stock voting together on combined class shall be entitled to elect the directors comprising the Board of Directors (and to fill any vacancies with respect thereto). Waivers of these covenants have been routinely granted, inasmuch as Robert V. McLemore, the late President of the corporation, and Gregory J. Wessling, the Chairman and CEO of the corporation, together own 7,000,000 shares of the Class B Preferred Stock, representing 87.5% of the outstanding shares.

3.
Class C Voting Convertible Preferred Stock, $.001 par value - Each share of the 700,000 issued and outstanding shares of Class C Voting Preferred Stock (the “Class C Preferred Stock”) is convertible, at the option of the holder, at any time after three years from the date of issuance thereof, into ten (10) shares of fully paid and non-assessable shares of common stock. The holders are not entitled to receive any dividend on the shares of Class C Preferred Stock. The holders are entitled to a liquidation preference in the amount of $1.00 per share of Class C Preferred Stock. The holders of Class C Preferred Stock are entitled to a class vote on any merger, sale of assets, combination or reorganization involving the corporation, or other fundamental corporation transaction involving the corporation, with the holders of Class C Preferred Stock having one vote per share. On all other matters, the Class C Preferred Stock votes with the common stockholders as one combined class, with the holders of the Class C Preferred Stock having ten (10) votes per share of such stock owned.. The corporation has agreed that it shall not, without the consent of the majority of the holders of Class C Preferred Stock: 1) take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Class C Preferred Stock or increase the number of shares of such series or designate any other series of Preferred Stock; 2) make fundamental changes to the business of the corporation; 3) make any changes to the terms of the Class C Preferred Stock or to the corporation’s articles of incorporation or By-Laws, including by designation of any stock; 4) create any new class of shares having preferences over or being on a parity with the Class C Preferred Stock as to dividends or assets, subject to certain exceptions; 5) accrue any indebtedness in excess of $30,000,000; 6) repurchase any of the corporation’s common stock; 7) sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell or lease back, all or substantially all of the property or business of the corporation or more than 50% of the stock of the corporation; 8) make any payment of dividends or other distributions or any redemption or repurchase of common stock or options or warrants to purchase common stock of the corporation; or 9) make any sale of additional Class C Preferred Stock. Finally, the holders of Class C Preferred Stock and common stock voting together on combined class shall be entitled to elect the directors comprising the Board of Directors (and to fill any vacancies with respect thereto). Waivers of these covenants have been routinely granted, inasmuch as Gregory J. Wessling, Chairman, CEO and President of the corporation owns 500,000 shares of Class C Preferred Stock, representing 71.4% of the issued and outstanding shares of Class C Preferred Stock.

NOTE G—WARRANTS

The following table shows warrants that have been issued by the Company:

# shares	Price per Share	Exercise Date	Expiration Date
PPM warrants issued:
500,000	$0.50	08/18/06	08/18/10
250,000	$0.50	09/09/06	09/09/10
190,000	$0.50	03/17/07	03/17/12
75,000	$0.50	03/14/07	03/14/11
100,000	$0.50	03/14/07	04/30/11
60,000	$0.50	03/23/07	03/23/11
100,000	$0.50	04/20/07	04/20/11
226,892	$0.50	05/15/07	05/15/11
500,000	$0.50	06/19/07	06/19/11
200,000	$0.50	01/08/08	01/08/12
2,201,892
Various warrants issued:
300,000	$0.90	05/13/05	05/13/09
20,000	$0.50	06/13/05	06/13/10
750,000	$0.50	06/23/06	06/23/16
750,000	$0.50	06/23/07	06/23/17
750,000	$0.50	06/23/08	06/23/18
750,000	$0.50	06/23/09	06/23/19
20,000	$0.60	07/13/05	07/13/09
950,000	$0.90	05/13/05	05/13/10
2,584	$1.24	04/15/05	04/15/10
2,584	$1.24	04/15/05	04/15/10
6,000	$1.24	03/04/05	03/04/10
6,000	$1.24	03/04/05	03/04/10
4,307,168

NOTE G—WARRANTS (CONT’D)

The following table shows the future warrants to consultants, independent contractors and employees that the Company will issue as of 6/30/07:

# shares	Price per Share	Exercise Date	Expiration Date	Vesting Term (yrs)	Warrants vesting per year	Warrants Vested as of 12/31/06	Warrants Vesting as of 6/30/07
300,000	$1.00	01/08/03	01/08/08	5	60,000	240,000	0
100,000	$0.50	04/19/04	04/19/09	5	20,000	40,000	20,000
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
5,000	$1.24	03/04/05	03/04/10	5	1,000	1,000	1,000
5,000,000	$0.50	Special	06/23/15	4	1,250,000	1,250,000	0
5,000,000	$0.50	Special	09/01/14	4	1,250,000	1,250,000	0
500,000	$1.75	04/07/05	04/07/15	5	100,000	100,000	100,000
833,333	$0.50	02/01/07	02/01/17	2	--	833,333	0
2,000,000	$0.50	02/01/07	02/01/17	3	666,667	0	0
800,000	$0.50	02/01/07	02/01/17	2	--	800,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
400,000	$0.50	02/01/07	02/01/17	2	--	400,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
80,000	$0.50	10/31/05	10/31/15	5	16,000	16,000	0
200,000	$0.50	01/03/05	01/13/15	5	40,000	40,000	40,000
25,000	$0.50	01/01/05	01/01/15	5	5,000	10,000	0
25,000	$1.00	01/01/05	01/01/15	5	5,000	10,000	0
250,000	$0.50	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$1.00	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$0.50	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$1.00	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$0.50	08/01/06	08/01/16	5	50,000	0	0
200,000	$0.50	05/08/06	05/08/16	4	50,000	0	50,000
40,000	$0.00	07/24/00	N/A	4	--	40,000	0
50,000	$1.20	2003	N/A	5	10,000	40,000	0
250,000	$0.50	11/08/06	11/08/16	5	50,000	0	0
100,000	$0.50	01/02/07	01/02/17	5	20,000	0	0
500,000	$0.50	01/02/07	01/02/17	5	100,000	0	0
200,000	$0.50	12/02/06	12/02/16	5	40,000	0	0
10,000	N/A	12/02/06	12/02/16	5	2,000	0	0
21,468,333

The fair value of each award is estimated on the date of vesting using the Black-Scholes option valuation model which uses the principal assumptions: expected volatility of 7%, expected dividends of 0%, expected terms of 10 years and risk-free interest rate of 4.5%. The expected volatility rate was estimated based on the daily historical volatility of the Company’s common stock over the previous 12 month period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual terms. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the period ended June 30, 2007 was assumed to be zero. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

NOTE H--NON-QUALIFIED STOCK COMPENSATION PLAN

On July 13, 2007, the Company adopted a 2007 Non-qualified Stock Compensation Plan (Stock Plan) where the Company may compensate key employees, advisors, and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company’s cash resources. The Company has reserved 3,500,000 shares of its $.001 par value Common Stock for these purposes. The Stock Plan will not exceed 30% of its outstanding common stock at any given time.

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

Future minimum rental payments as of December 31, 2006 are as follows:

Year	Annual Amount
2007	100,000
2008	100,000
2009	100,000
2010	100,000
2011	100,000

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

Future minimum rental payments as of December 31, 2006 are as follows:

Year	Annual Amount
2007	144,000
2008	144,000
2009	144,240
2010	149,818
2011	140,080

In December 2005, the Company entered into a lease agreement for computer equipment. The monthly payments are $2,298.75 per month for 48 months starting June, 2006.

Future minimum rental payments as of December 31, 2006 are as follows:

Year	Annual Amount
2007	27,585
2008	27,585
2009	27,585
2010	13,793

In October 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $560.68 per month for 24 months beginning December, 2005.

Future minimum rental payments as of December 31, 2006 are as follows:

Year	Annual Amount
2007	6,167

In September 2005, the Company entered into a lease agreement for computer hardware and software. The monthly payments are $248.53 per month for 24 months beginning November, 2005.

Future minimum rental payments as of December 31, 2006 are as follows:

Year	Annual Amount
2007	2,485

In May, 2006, the company entered into a lease agreement for computer hardware and software. The monthly payments are $121.00 per month for 48 months beginning June, 2006.

Future minimum rental payments as of December 31, 2006 are as follows:

Year	Annual Amount
2007	1,452
2008	1,452
2009	1,452
2010	726

NOTE J—NOTES PAYABLE

Notes payable at June 30, 2007 consist of the following:

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851 **

Total Current Portion	$20,668

NOTE J—NOTES PAYABLE (CONT’D)

* On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 6%. The effects of these notes are included in the consolidated financial statements therein.

In February, 2007 the Company came to an debt to equity conversion agreement with its final bridge lender, which resulted in the issuance of 424,801 shares of common stock in exchange for a reduction of $212,401 in bridge loans and accumulated interest which eliminated the Secured note payable to an unrelated part in the amount of $155,000 bearing an interest rate of 15%.

NOTE K—LINE OF CREDIT

The Company has five separate lines of credit with Wachovia Bank, NA which total $8,100,000. The Company obtained a line of credit in the amount of $1,350,000 with Wachovia Bank, NA. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due on demand. In addition, the Company obtained a line of credit in the amount of $1,250,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on September 30, 2007. In addition, the Company obtained an annually renewable line of credit in the amount of $4,000,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 1.55% with a no-call provision and with all interest and principal due on February 8, 2008. In addition, the Company obtained a line of credit in the amount of $1,000,000 with Wachovia Bank, NA with an interest rate equal to 1-month LIBOR plus 2.50% with all interest and principal due on May 31, 2008. In addition, the Company obtained a line of credit in the amount of $500,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on July 31, 2008. The Company’s total Line of Credit outstanding as of June 30, 2007 was $6,274,109.

NOTE L—NET LOSS PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted loss per share is as follows:

	For the Period Ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net Income/(Loss)	$(3,028,321)

Basic EPS
Income available to common stockholders	(3,028,321)	52,309,937	$(0.06)

Effect of Dilutive Securities
Warrants	-	-
Convertible preferred stock	-	-
Diluted EPS
Net Income/(Loss)	$(3,028,321)	52,309,937	$(0.06)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for June 30, 2007

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

HIGHLIGHTS OF RECENT ACTIVITIES

•
Signed agreements to build and develop approximately $24.8 million in new homes and remodeling contracts expected to be built over the next 12-24 months, which is $21.8 million higher than a year ago and $18.8 million higher than year-end.

•
Signed agreements for $8.5 million in new homes and remodeling contracts expected to be built over the next 12 months, which is $5.5 million higher than a year ago and $2.5 million higher than year-end;

•
Signed development agreement that will generate approximately $16.3 million in new home construction (see Part II, Item 5 Other Matters) and realty sales commissions, which is 100% higher than a year ago and year-end.

•
Signed operating agreements with more than ten (10) experienced homebuilders (Series 200 level) to develop local operations to build approximately 10-20 homes annually; HouseRaising obtains signed sales agreement with customer and then the Company and builder operate a new jointly-owned limited liability company to build the new homes generating service fees and profits on completed projects (these home sales are not included in the $24.8 million figure noted above);

•
Successfully launched HouseRaisingRealty, LLC to assist homebuyers in disposing of their existing homes or acquiring lots for their new custom homes. The company closed sales transactions over $2,888,051 generating $81,546 in new revenues for the quarter and sales transactions year-to-date over $4,278,051 generating $120,504 in new revenues for the year versus none in the same period last year. As of the filing of this report, HouseRaisingRealty has:

•	Closed additional sales transactions totaling $670,000 after the end of the quarter which will generate approximately $20,000 in commission income to the Company;

•	Pending sales transactions totaling approximately $5.6 million which will generate approximately $185,000 in commission income to the Company; and

•	Active listings for sales of approximately $3.5 million.

•
As a result of the company fully implementing its business plan and starting to depreciate its Capitalized Software (System-C), the company had a net loss for the quarter of $1.35 million, up from $780,000 for the same period last year:

•	For the quarter, the Company had $229,000 in additional depreciation expense for its Capitalized Software;

•	The company is fully operational in the Gulf Coast, having leased and built out 10,000 square feet for the New Orleans Design Center/Offices and secured its builder’s license.

•
Cultivated pipeline of interested prospective Builder Associate relationships (Series 100 level to build approximately 3 custom homes a year) totaling more than 80 individuals which are at various stages of discussions with the Company on establishing a relationship (there is no guaranty; however, these individuals will sign agreements).

	As of August 14, 2007	As of August 14, 2006
Total Revenues	$441,777	$510,966
Gross Margins	255,424	129,519
HouseRaising Zone Operations
Signed contracts (new, remodel & development)	$24.8 million	$3.0 million
Sales (closed contracts)	$314,568 (6-30-07)	$510,966 (6-30-06)
HouseRaisingRealty
Realty Income (commissions)	$120,504 (6-30-07)	0 (6-30-06)
Closed sales transactions thru 6/30/07	$4,278,051 (6-30-07)	0 (6-30-06)
Closed transactions since 6/30/07	$670,000 ($20k commissions)	0 (0)
Pending sales transactions	$5.6 million (~$185k commissions)	0 (0)
Active listings	$3.5 million	0
HouseRaisingMembership
Series 200 builders (10-20 homes each)	10+	0

EXECUTIVE OVERVIEW & STRATEGY

HouseRaising, Inc. is a fully operational company in the business of selling, designing and managing design/build and renovation projects and homebuilding solutions in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits by building and constructing design/build residential homes and remodels through use of its proprietary software functioning exclusively within the custom homebuilding arena. The Company owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention serves to connect hundreds of small builders and thousands of vendors to homebuyers in a revolutionary process. The invention has been developed into internal-use software. This management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. In early 2005, the company filed US and International patent applications on its invention and started producing revenues utilizing the software in 2006.

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

Who Pays HRI?:

HouseRaising creates revenues from managing and building custom home and renovation projects. HRI is paid by the homebuyers as part of the total price of the design/build or renovation contract. All vendors operating in Management Platforms or providing products or services to the project are paid from the construction loan and down payment provided by homebuyers.

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

Outlook for Homebuilding is Positive:

The homebuilding industry has moderated the past couple years after enjoying record sales for close to a decade. Moderate interest rates coupled with population growth, forming millions of new households created record profits for the nation’s largest builders. HouseRaising’s research indicates that despite the recent decline in home sales nationally, that the custom homebuilding sector of the industry has shown resounding resilience of constructing about 500,000 homes a year regardless of whether or not the overall industry has gone up or down. Furthermore, the markets HouseRaising serve (namely, the Carolinas and the Gulf Coast) remain very attractive. Whatever the outcome of interest rates and the economy, it is obvious that custom homebuilding should remain brisk for the foreseeable future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007

A breakdown of Company revenue streams for the quarter ended June 30, 2007 is provided below:

For Quarter Ending June 30, 2007
HOUSERAISING REVENUE STREAM:
Revenues from Custom Homebuilding Operations:	$294,456
Revenues from Realty Services:	81,547
Revenues from Disaster Relief Services:	0
Revenues from Builder-Memberships:	1,000
Revenues from HouseRaisingAcademy:	0
Other Revenues:	1,205

TOTAL REVENUES	$378,207

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation design/build sales) of $294,456 for the three months ending June 30, 2007, compared to $233,330 for the same period in 2006. The sales increase is principally due to the completion of two renovation projects and service fees generated from new projects signed during the quarter compared to the same period in 2006. As of the filing of this report, the Company has new contracts (new home, renovation and development contracts) totaling approximately $24,800,000 in sales that are projected to be completed over the next 12-24 months, which reflects a $21,800,000 increase from the number reported in our Quarterly Report on 10-QSB for the period ending June 30, 2006 and reflects $18,800,000 increase from the Annual Report on 10-KSB for the period ending December 31, 2006. Included in these figures is a development contract the company signed in late July to build and sell approximately 31 new homes totaling approximately $16.3 million in revenue over the next 12-24 months (see Part II, Item 5 for details). All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

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

On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months. The Company reports sales based on the contract amount due for design and build projects in the quarter in which the sale is completed, closed and approved.

Cost of Sales

The cost of design/build sales represents all direct costs in building a new home or remodeling project, including sticks and bricks, labor and builder costs and management fees charged to the project (as described under sales and service fees above).

Gross Profit

HouseRaising’s gross profit represents the difference between sales and service fee revenue and cost of sales. The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In an affiliated builder relationship the company shares profits with the builder, which is accounted for as a cost to the project.

HouseRaising’s gross profit was $108,103 for the three months ending June 30, 2007 compared to $63,066 for the same period in 2006 which reflects the completion of new home construction and remodeling projects and service fees generated from new projects signed during the quarter compared to the same period in 2006. The profit margin for the projects was more than 20%. Management would expect the Company’s gross profits to grow as we obtain and complete new construction and remodeling work in the Carolinas and Gulf Coast in 2007 and continue the roll-out of the Company’s membership and new real estate brokerage operation.

OTHER REVENUES

The Company earned $83,751 in other income for the period ending June 30, 2007, principally as a result of successfully launching HouseRaisingRealty, LLC to assist homebuyers in selling their existing homes or acquiring lots for their new custom homes and thus generating realty commissions. The company also receives marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage.

The company closed realty sales transactions of over $2,888,051 generating $81,546 in new revenues for the first quarter versus none in the same period last year. As of the filing of this report and after quarter end, HouseRaisingRealty has closed additional sales transactions totaling over $670,000 which will generate approximately $20,000 in commission income which will be reported in the next quarter, pending sales transactions totaling approximately $5,600,000 which will generate approximately $185,000 in commission income to the Company and has active listings for sales of approximately $3,500,000. Management expects these sales levels to continue to increase as the company builds its brokerage operation.

The company will also earn approximately $12,000 a year from its agreement with SunTrust and expects membership fees will increase substantially as the company continues to implement its design/build and renovation sales program as part of its business plan.

EXPENSES

Total expenses for the quarter ended June 30, 2007 was $1,543,159 compared to $843,327 for the same period in 2006. The increase in expenses was due principally to the company implementing its business plan and incurring $229,000 in depreciation for its Capitalized Software (which reflects full-implementation of its System-C management system). The Company has expanded operations in the Carolinas (North and South Carolina), launched new operations in the Gulf Coast, launched new brokerage operations in the Carolinas and expanded its membership program which has attracted a substantial number of new builder relationships.

Selling, general and administrative expenses were higher for the three months ending June 30, 2007 versus 2006, increasing from $497,894 in 2006 to $807,656 in 2007. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company’s realty brokerage operation, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Carolinas and Gulf Coast regions, commission sales personnel for its realty brokerage operation in the Carolinas and builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management services to raise capital for implementation of its business plan and previously committed payments for services provided to the company.

The company also paid a portion of its consulting, professional and salaries in stock-based compensation which increased from $289,519 in the first quarter of 2006 to $365,095 for the same period in 2007. This includes $72,222 as 3/36th amortization of compensation to a principal executive in exchange for a personal guarantee with Wachovia that extended an additional $4 million line of credit to the Company on February 9, 2007 as reported on SEC Form 8-K (as further described under Other Events in this filing). In addition, these expenses also include consulting fees for business consulting services and investor relations expenses.

The Company had depreciation expense in the amount of $250,584 in the first quarter of 2007 compared to 8,421 in 2006. The large increase from prior year reflects the company commencing depreciation on its Capitalized Software (System-C) at a rate of approximately $229,000 per quarter and an increase in the company’s investment in property and equipment, particularly its design center in Charlotte. The Company expects to depreciate the company’s System-C over a 15-year period.

The Company had interest expense of $119,824 for the period ending June 30, 2007 compared to $47,493 for the same period in 2006. The interest recorded in the second quarter, 2007 was principally for the company’s line of credit with Wachovia Bank. The interest recorded in 2006 was principally to reimburse bridge lenders to HouseRaising. Going forward the level of interest expense will be based principally on the Wachovia line of credit drawn.

INCOME / LOSSES

The net loss for the quarter ended June 30, 2007 was $1,351,305 versus a net loss of $780,261 in the same period in 2006. The increase in net losses is directly attributable to commencing depreciation for its Capitalized Software (System-C) in the amount of $229,000 and fully implementing its business plan: expanding operations in the Carolinas (North and South Carolina), launching new operations in the Gulf Coast, launching new brokerage operations in the Carolinas and expanding its membership program which has attracted a substantial number of new builder relationships.

Future income/losses will depend on the success of implementing the company’s business plan in 2007. The company does already have approximately $24,800,000 of new home, remodeling and development contracts for 2007 which is a $21,800,000 increase from last year at this time and $18,800,000 increase from the end of year. The Company also has a new realty brokerage operation which will generate fee income for helping customers sell their existing home and buy vacant land to build a new home, and has signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg, \Pineville and Hickory, North Carolina; Beaufort and Summerville/Sunset (near Charleston), Charleston, Columbia and Greenville, South Carolina; Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

A breakdown of Company revenue streams for the six-month period ending June 30, 2007 is provided below:

HOUSERAISING REVENUE STREAM:	For Six Months Ending June 30, 2007

Revenues from Custom Homebuilding Operations:	$314,568
Revenues from Realty Services:	120,504
Revenues from Disaster Relief Services:	0
Revenues from Builder-Memberships:	1,500
Revenues from HouseRaisingAcademy:	0
Other Revenues:	5,205

TOTAL REVENUES	$441,777

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation design/build sales) of $314,568 for the six months ending June 30, 2007, compared to $510,966 for the same period in 2006. The sales decrease is principally due to an unanticipated delay in obtaining the Company’s builder’s license in Louisiana in the first quarter and a resulting delay in a number of in-process new construction and remodeling projects that will not be completed until after the end of the second quarter of 2007. The sales recorded is principally due to the completion of renovation projects and service fees generated from new projects signed during the period compared to the same period in 2006. As of the filing of this report, the Company has new contracts (new home, renovation and development contracts) totaling approximately $24,800,000 in sales that are projected to be completed over the next 12-24 months, which reflects a $21,800,000 increase from the number reported in our Quarterly Report on 10-QSB for the period ending June 30, 2006 and reflects $18,800,000 increase from the Annual Report on 10-KSB for the period ending December 31, 2006. Included in these figures is a development contract the company signed in late July to build and sell approximately 31 new homes totaling approximately $16.3 million in revenue over the next 12-24 months (see Part II, Item 5 for details). All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

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

On average new home construction projects are completed within 9 months and remodeling projects are completed within 3 months. The Company reports sales based on the contract amount due for design and build projects in the quarter in which the sale is completed, closed and approved.

Cost of Sales

The cost of design/build sales represents all direct costs in building a new home or remodeling project, including sticks and bricks, labor and builder costs and management fees charged to the project (as described under sales and service fees above).

Gross Profit

HouseRaising’s gross profit represents the difference between sales and service fee revenue and cost of sales. The Company earns profits as the net difference of project’s sales price and total costs including fees. The company conducts design/build projects with various affiliated builder relationships. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In an affiliated builder relationship the company shares profits with the builder, which is accounted for as a cost to the project.

HouseRaising’s gross profit was $128,215 for the six months ending June 30, 2007 compared to 129,519 for the same period in 2006 which reflects the completion of new home construction and remodeling projects and service fees generated from new projects signed during the period compared to the same period in 2006. The profit margin for the projects was more than 20%. Management would expect the Company’s gross profits to grow as we obtain and complete new construction and remodeling work in the Carolinas and Gulf Coast in 2007 and continue the roll-out of the Company’s membership and real estate brokerage operation.

OTHER REVENUES

The Company earned $127,209 in other income for the six-month period ending June 30, 2007, principally as a result of successfully lauching HouseRaisingRealty, LLC to assist homebuyers in selling their existing homes or acquiring lots for their new custom homes and thus generating realty commissions. The company also receives marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage.

The company closed realty sales transactions of over $4,278,051 generating $120,504 in new revenues for the six-month period versus none in the same period last year. As of the filing of this report and after quarter end, HouseRaisingRealty has closed additional sales transactions totaling over $670,000 which will generate approximately $20,000 in commission income which will be reported in the next quarter, pending sales transactions totaling approximately $5,600,000 which will generate approximately $185,000 in commission income to the Company and has active listings for sales of approximately $3,500,000. Management expects these sales levels to continue to increase as the company builds its brokerage operation.

The company will also earn approximately $12,000 a year from its agreement with SunTrust and expects membership fees will increase substantially as the company continues to implement its design/build and renovation sales program as part of its business plan.

EXPENSES

Total expenses for the six-months ended June 30, 2007 was $3,283,745 compared to $1,474,210 for the same period in 2006. The increase in expenses was due principally to the company implementing its business plan and incurring $496,000 in depreciation for its Capitalized Software (which reflects full-implementation of its System-C management system) and one-time expense of approximately $350,000 for securing financing and long-term management agreements in the first quarter and an accrual of $108,000 in the second quarter. The Company has expanded operations in the Carolinas (North and South Carolina), launched new operations in the Gulf Coast, launched new brokerage operations in the Carolinas and expanded its membership program which has attracted a substantial number of new builder partnerships.

Selling, general and administrative expenses were higher for the six months ending June 30, 2007 versus 2006, increasing from $947,555 in 2006 to $1,575,474 in 2007. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company’s realty brokerage operation, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Carolinas and Gulf Coast regions, commission sales personnel for its realty brokerage operation in the Carolinas and builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management services to raise capital for implementation of its business plan and previously committed payments for services provided to the company.

The company also paid a portion of its consulting, professional and salaries in stock-based compensation which increased from $431,468 in the first six-months of 2006 to $946,160 for the same period in 2007. This includes a one-time payment of Convertible Preferred Stock Class C valued at approximately $286,000 as compensation to two executive personnel in exchange for signing a long-term management agreement as reported on January 11, 2007 on SEC Form 8-K and $180,555 as 5/36th amortization of compensation to a principal executive in exchange for a personal guarantee with Wachovia that extended an additional $4 million line of credit to the Company on February 9, 2007 as reported on SEC Form 8-K (as further described under Other Events in this filing). The Company does not expect to issue any additional convertible preferred stock in the foreseeable future. Without the one time payment and accrual, stock based compensation in 2007 would be lower for the period and comparable to stock-based compensation in 2006. In addition, these expenses also include consulting fees for business consulting services and investor relations expenses.

The Company had depreciation expense in the amount of $496,309 in the first six-months of 2007 compared to 16,863 in 2006. The large increase from prior year reflects the company commencing depreciation on its Capitalized Software (System-C) at a rate of approximately $229,000 per quarter and an increase in the company’s investment in property and equipment, particularly its design center in Charlotte. The Company expects to depreciate the company’s System-C over a 15-year period.

The Company had interest expense of $265,802 for the six-month period ending June 30, 2007 compared to $78,324 for the same period in 2006. The increase includes a one-time payment of $60,000 for a back-up standby letter of credit for the financing with Wachovia (as further described under Other Events in this filing) and interest related to equity for debt swap with our final bridge lender. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. In the first quarter of 2007, the company completed equity for debt swap with its final bridge lender in the amount of $155,000 plus accrued interest of $57,401. The interest recorded in 2007 was principally for the company’s line of credit with Wachovia Bank, the standby letter of credit and additional accrued interest associated with the equity for debt swap. The interest recorded in 2006 was principally to reimburse bridge lenders to HouseRaising. Going forward the level of interest expense will be based principally on the Wachovia line of credit drawn.

INCOME / LOSSES

The net loss for the six-month period ended June 30, 2007 was $3,028,321 versus a net loss of $1,344,691 in the same period in 2006. The increase in net losses is directly attributable to commencing depreciation for its Capitalized Software (System-C) in the amount of $496,309, one-time expenditures totaling about $466,000 to secure a line of credit for financing and long-term management agreements and additional expenses to fully implement its business plan: expanding operations in the Carolinas (North and South Carolina), launching new operations in the Gulf Coast, launching new brokerage operations in the Carolinas and expanding its membership program which has attracted a substantial number of new builder relationships.

The Company had Sales (new home and renovation design/build sales) of $314,568 for the six months ending June 30, 2007, compared to $510,966 for the same period in 2006. The sales decrease is principally due to an unanticipated delay in obtaining the Company’s builder’s license in Louisiana in the first quarter and a resulting delay in a number of in-process new construction and remodeling projects that will not be completed until after the end of the second quarter of 2007. The sales recorded is principally due to the completion of renovation projects and service fees generated from new projects signed during the period compared to the same period in 2006. As of the filing of this report, the Company has new contracts (new home, renovation and development contracts) totaling approximately $24,800,000 in sales that are projected to be completed over the next 12-24 months, which reflects a $21,800,000 increase from the number reported in our Quarterly Report on 10-QSB for the period ending June 30, 2006 and reflects $18,800,000 increase from the Annual Report on 10-KSB for the period ending December 31, 2006. Included in these figures is a development contract the company signed in late July to build and sell approximately 31 new homes totaling approximately $16.3 million in revenue over the next 12-24 months (see Part II, Item 5 for details). All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

Liquidity and Capital Resources

Cash flows used in operations were $1,608,883 for the six months ended June 30, 2007 versus $1,342,678 for the same period in 2006. This reflects a net increase in cash used by operations of $266,205 principally due to the increase in net loss for the period which was offset by the collection of a key-man life insurance policy in the amount of $500,000, an increase in the value of stock issued for services for the six months, increase in depreciation for the period and decrease in expenditures on capitalized software.

Cash flows used in investment activities were $255,892 and $43,923 for the six-months ended June 30, 2007 and 2006, respectively. This was principally due to investments in property and equipment for the company, including the company’s design center in Charlotte and New Orleans, and an investment a principal subsidiary for start-up expenses.

Cash flows provided by financing activities were $1,883,140 and $1,168,981, respectively, for the six-months ended June 30, 2007 and 2006. The increase is principally due to an increase in borrowings on the line of credit with Wachovia Bank which was reduced by a decrease in common stock subscribed but not issued as a result of the issuance or other settlement of such obligations and payment of its secured demand note payable to a related party. The company no longer has any debt obligations to outside bridge lenders and has paid off its secured demand note payable to a related party.

We had cash on hand of $149,337 and a working capital deficit of $4,964,271 as of June 30, 2007, although most of this deficit is from the bank loan with Wachovia which on February 9, 2007 extended an additional line of credit in the amount of $4 million to the Company (as further described under Other Events in this filing) which can be extended and has a no-call provision which is sufficient to fund our operations through the next twelve months.

Going forward we will rely substantially on new revenue from our business development efforts and an $8.1 million the line of credit from Wachovia bank to sustain our business for the next twelve months. The company has approximately $24,800,000 of new home, remodeling and development contracts for 2007, a new real estate brokerage operation that has already generated new income (and is cash flow positive as of the end of the first quarter of 2007) with pending sales transaction of $5,600,000 and listings of $3,500,000 (on which the company would earn a sales commission), a new design/build zone operation in the Gulf Coast with a new 10,000 square foot design center open for business in New Orleans in an area that needs to rebuild approximately 40,000 homes, and a pipeline of prospective new design/build customers in the Carolinas and Gulf Coast which is consistent with implementing our business plan. The company has completed its capitalized software and fully implemented which we would expect to be used for generating new design/build sales in the Carolinas and the Gulf Coast. The Company has signed operating agreements with more than ten (10) experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg, \Pineville and Hickory, North Carolina; Beaufort and Summerville/Sunset (near Charleston), Charleston, Columbia and Greenville, South Carolina; Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions.

The Company expects to use funds from home building and realty brokerage operations and bank funding primarily to expand sales and marketing efforts of its homebuilding operations (new home, renovation and development sales) in the Carolinas (covering North and South Carolina) and the Gulf Coast region, implementing marketing and sales for its membership and independent builder programs in the southeast and eventually nationally and implementing marketing and sales for its realty brokerage operations. The Company may also consider selective acquisition opportunities that may assist in the successful implementation of its business plan (see Part II Item 5 Other Matters for further discussion on this item).

Overall, we have funded our cash needs from inception through June 30, 2007 with a series of debt and equity transactions. The Company’s principal source of working capital in 2007 was a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature, particularly in the markets we serve. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods. The Company does believe that its principle operations are in attractive markets, the Carolinas and Gulf Coast region, and that the custom home building sector is less impacted by overall economic conditions, but there is no guarantee this will remain so going forward. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

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

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 through 31.3, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-15(e)/15d-15(e) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-15(e)/15d-15(e) Certifications. This information should be read in conjunction with the Rule 13a-15(e)/15d-15(e) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls and procedures are those controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. In addition, Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and chief administrative officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Until his death, Mr. McLemore maintained his previously stated position that Nite Capital defaulted on the underlying contract and that he and HouseRaising are not at fault. As previously stated, the terms of the contract at issue were disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. The Defendants have engaged Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice law in state court in Illinois and the U.S. District Court for the Northern District of Illinois, and intend to vigorously defend this action. The Company believes the claims against it amount to a thinly disguised effort to insert HouseRaising into a dispute over a contract between two private parties. It is unclear what will happen as a result of the recent death of Mr. McLemore, other than that Mr. McLemore’s representative has been substituted as a defendant for him. The parties expect to have a mandatory arbitration in this case in September, 2007, although there can be no assurance that it will be settled.

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

ITEM 2. CHANGES IN SECURITIES.

On April 11, 2007, the Company announced that the company’s board of directors authorized management to purchase up to $100,000 of the company’s shares of common stock over the next six months. The Company will work with Wachovia Securities, Inc., the broker-dealer subsidiary of Wachovia Bank, on all repurchases which will be made strictly pursuant to the requirements of Rule 10b-18. The source of funding for the purchases will come from cash flow. For the period ending June 30, 2007, the company had not made any repurchases. It has made repurchases subsequent to that date, which will be reported in the third quarter report.

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

Development Agreement

On July 18, 2007, HouseRaising entered into a letter of agreement (“development agreement”) with a developer for purposes of developing property and building approximately 31 single family homes on a property located in Catawba County, North Carolina. The developer will bring forward the property and secure a loan to pay for development improvements, including curb and gutter and a front entrance, as per a contract with a land grading and development company. It is expected that the average price of a lot in this development will be between $95,400 and $106,000 (with some lots costing more and some less) and the average price of a new home built by HouseRaising between $400,000 and $600,000 (with some homes costing more and some less). The developer will enter into an exclusive right to sell listing agreement with HouseRaisingRealty, a Company subsidiary. HouseRaisingRealty will receive a sales commission for the sales of the lots. The Company will earn a management fee for services provided and a profit on the construction of new homes in the development when they are completed. It is expected that this development will have a 12-24 month sales time period and will generate approximately $16.3 million in gross sales when it is completed.

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

(b) Exhibits

Exhibits for HouseRaising and its subsidiaries are listed below.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing.

Exhibit No.	Descriptions

2.1.1	Agreement and Plan of Merger, dated February 19, 2004 (incorporated by reference from Exh. 2 to the Definitive Information Statement filed on August 10, 2004)

3.1	Articles of Incorporation (incorporated by reference from Exh.3 of Form SB-2 filed April 11, 2002)

3.2	Articles of Amendment to Articles of Incorporation to Change Name (incorporated by reference from Exh. 3 to the Definitive Information Statement filed August 10, 2004)

3.3	Bylaws of HouseRaising, Inc. (incorporated by reference from Exh.3 to Form SB-2 filed April 11, 2002)

3.4	Articles of Amendment for Class A Voting Convertible Preferred Stock (incorporated by reference from Exh. 4 to the Definitive Information Statement filed August 10, 2002)

3.5	Articles of Amendment for Class B Voting Convertible Preferred Stock (incorporated by reference to Exh. 10 to Form 8-K filed on August 16, 2006)

3.6	Articles of Amendment for Class C Voting Convertible Preferred Stock (incorporated by reference to Exh. 10 to Form 8-K filed on January 22, 2007)

31.1	Rule 13a-15(e)/15d-15(e) Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*

31.2	Rule 13a-15(e)/15d-15(e) Certification of Richard A. von Gnechten, Chief Financial Officer*

31.3	Rule 13a-15(e)/15d-15(e) Certification of Christine M. Carriker, Secretary/Treasurer, SVP & Chief Administrative Officer*

32.1	Section 1350 Certification of Gregory J. Wessling, Chairman and Chief Executive Officer*

32.2	Section 1350 Certification of Richard A. von Gnechten, Chief Financial Officer*

32.3	Section 1350 Certification of Christine M. Carriker, Secretary/Treasurer, SVP and Chief Administrative Officer*

*-Filed herewith

-signature page follows-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSERAISING, INC. (Registrant)

Date: August 14, 2007	/s/ Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2007	/s/ Christine M. Carriker
Christine M. Carriker
Secretary/Treasurer, SVP & Chief Administrative Officer (Principal Accounting Officer)