Form 10QSB
period 2007-09-30
HOUSERAISING, INC.
filed 2007-11-14
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-50701

HOUSERAISING, INC.
(Exact name of small business issuer as specified in its charter)

North Carolina	56-2253025
(State or other jurisdiction of	(IRS Employer identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers’ classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding October 31, 2007
Common Stock ($.001 par value)	56,251,897
Preferred Stock Class A ($.001 par value)	1,000,000
Preferred Stock Class B ($.001 par value)	800,000
Preferred Stock Class C ($.001 par value)	700,000

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

HOUSERAISING, INC.
FORM 10-QSB

For the Quarter ended September 30, 2007

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

•	the timing and extent of changes in interest rates and the shape of the yield curve and the recent sub-prime mortgage crisis;
•	negative trends in residential homebuilding adversely affecting our business;
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

PART I

ITEM 1. SELECTED FINANCIAL STATEMENTS

HouseRaising, Inc. and Subsidiaries Consolidated Balance Sheet September 30, 2007

ASSETS
Current Assets:
Cash	$297,177
Securities and Escrow	11,109
Excess costs over billings on uncompleted projects	159,331
Prepaid Expenses	1,011,111
Accounts Receivable	105,472
Total Current Assets	1,584,200

Property and Equipment:
Property and Equipment	705,488
Accumulated Depreciation	(240,820)
Total Furniture and Equipment	464,668

Capitalized Software:
Capitalized Software	14,577,344
Accumulated Depreciation	(686,148)
Total Capitalized Software	13,891,196

Other Assets	110,436
TOTAL ASSETS	$16,050,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$7,260,109
Current Maturities of Notes Payable	20,668
Interest Payable	12,540
Accounts Payable and Other Payables	247,701
Total Liabilities	7,541,018

Stockholders’ Equity

Preferred Stock Class A-Convertible ($.001 par value; 1,000,000 authorized; 1,000,000 issued and outstanding)	1,000
Preferred Stock Class B-Convertible ($.001 par value; 800,000 authorized; 800,000 issued and outstanding)	800
Preferred Stock Class C-Convertible ($.001 par value; 700,000 authorized; 700,000 issued and outstanding)	700
Common Stock ($.001 par value; 100,000,000 authorized; 56,251,897 issued and outstanding)	56,252
Common Stock Subscribed but not Issued	1,589,437
Paid in Capital	20,300,433
Retained Deficit	(13,439,140)
Total Stockholder’s Equity	8,509,482

Total Liabilities and Stockholders' Equity	$16,050,500

HouseRaising, Inc. and Subsidiaries Consolidated Statement of Operations For the three months ended September 30, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$1,084,155	$282,477
Gross Profit	84,356	10,122

OTHER REVENUES
Realty Income	104,126	0
Other Income	0	5,528
Total Other Revenues	104,126	5,528

GROSS MARGIN	188,482	15,650

EXPENSES
Selling, general and administrative	1,063,468	855,376
Consulting, professional fees, and salaries—stock based comp	344,620	523,139
Interest	114,093	63,055
Depreciation	250,584	8,421
TOTAL EXPENSES	1,772,765	1,449,991

Net Loss	$(1,584,283)	$(1,434,341)

Net (loss) per share—basic and fully diluted	(0.03)	(0.03)

Weighted average shares outstanding	54,675,610	49,983,066

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries Consolidated Statement of Operations For the nine months ended September 30, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$1,410,513	$793,443
Gross Profit	129,230	80,016

OTHER REVENUES
Realty Income	224,630	0
Other Income	6,705	5,528
Total Other Revenues	231,335	5,528

GROSS MARGIN	360,565	85,544

EXPENSES
Selling, general and administrative	2,543,811	1,445,640
Consulting, professional fees, and salaries—stock based comp	1,290,780	1,252,271
Interest	379,895	141,380
Depreciation	746,892	25,285
TOTAL EXPENSES	4,961,378	2,864,576

Net Loss	$(4,600,813)	$(2,779,032)

Net (loss) per share—basic and fully diluted	(0.09)	(0.06)

Weighted average shares outstanding	53,098,495	47,983,066

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the nine months ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,600,813)	$(2,779,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Value of Stock issued for services deducted as expenses (non cash item)	1,405,614	1,743,492
Depreciation	746,892	25,285
(Increase)/Decrease in Accounts Receivable	394,528	(157)
(Increase)/Decrease in Excess Costs Over Billings on Uncompleted Contracts	61,179	(60,314)
(Increase)/Decrease in Other Assets	(56,236)	-
Increase/(Decrease) in Interest payable, accounts Payable & other accruals	32,118	20,932
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,016,718)	(1,049,794)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	(15,000)	(7,500)
(Increase)/Decrease in Capitalized Software	(425,388)	(955,343)
Purchase of property and equipment	(271,450)	(59,564)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(711,838)	(1,022,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	200,000
Reduction in Common Stock Subscribed but not Issued	(217,825)	-
Principal Reductions on Notes Payable	(221,035)	-
Increase/(Decrease) in borrowings on Line of Credit	3,208,000	1,782,090
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,869,140	1,982,090

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	140,584	(90,111)

CASH AND CASH EQUIVALENTS:
Beginning of Period	167,702	292,383

End of period	$308,286	$202,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$379,895	$141,380
NON-CASH OPERATING ACTIVITIES:
Value of Stock and Warrants issued in exchange for services	$1,405,614	$1,743,492
Value of Preferred Stock issued in exchange for services (prepaid)	$1,011,111	—
NON-CASH INVESTMENT ACTIVITIES:
Value of Common Stock issued for additions to Capitalized Software	$195,000	$236,250
Value of Preferred Stock issued for additions to Capitalized Software	$234,000	$1,375,000
NON-CASH FINANCING ACTIVITIES:
Value of Common Stock issued for debt converted to stock	$212,401	$325,946
The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—HouseRaising, Inc. (the Company) and Subsidiaries is in the business of selling, designing, building and managing design/build and renovation projects in the residential homebuilding market for homebuyers and homebuilders. The Company provides a proprietary turnkey home design and management system that it uses to build custom residential homes and renovation projects. Its customers are principally located in the Southeast USA with a current concentration in North and South Carolina and the Gulf Coast.

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
HouseRaisingMembership, LLC (N.C. LLC)—6/23/2006 owned 100% by HouseRaising, Inc.
HouseRaisingRealty, LLC (N.C. LLC)—12/12/2006 owned 100% by HouseRaising, Inc.
HouseRaising Disaster Relief, LLC (N.C. LLC)—6/15/2006 owned 100% by HouseRaising, Inc.
HouseRaisingUSA, LLC (Delaware LLC)—7/22/2003 owned 100% by HouseRaising, Inc.
HouseRaising of Georgia, LLC (G.A. LLC)—11/20/2006 owned 100% by HouseRaisingUSA, LLC
HouseRaising of the Gulf Coast, LLC (M.S. LLC)—10/24/2006 owned 100% by HouseRaisingUSA, LLC
Jackson Homes, LLC (L.A. LLC)—5/1/07 owned 50% by HouseRaising of the Gulf Coast, LLC
Kaybeau Homes, LLC (L.A. LLC)—5/1/07 owned 50% by HouseRaising of the Gulf Coast, LLC
K.B. Riley Homes, LLC (L.A. LLC)—6/6/07 owned 50% by HouseRaising of the Gulf Coast, LLC
Patrick Rowe Homes, LLC (L.A. LLC)—6/4/07 owned 50% by HouseRaising of the Gulf Coast, LLC
HouseRaising of Louisiana, LLC (L.A. LLC)—1/13/2006 owned 100% by HouseRaisingUSA, LLC
Trojan Custom Homes, LLC (L.A. LLC)—2/2/2007 owned 50% by HouseRaising of Louisiana, LLC
HouseRaising of the Carolinas, LLC (N.C. LLC)—5/23/2003 owned 100% by HouseRaising, Inc.
Camy-J Homes, LLC (N.C. LLC)—5/24/07 owned 50% by HouseRaising of the Carolinas, LLC
Freeman Custom Homes, LLC (S.C. LLC)—3/12/07 owned 50% by HouseRaising of the Carolinas, LLC
Harris Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of the Carolinas, LLC
Hawn Homes, LLC (N.C. LLC)—1/30/2007 owned 50% by HouseRaising of the Carolinas, LLC
HouseRaising of Charleston, LLC (S.C. LLC)—2/23/2005 owned 100% by HouseRaising of the Carolinas, LLC
J. Stanley Homes, LLC (S.C. LLC)—6/22/07 owned 50% by HouseRaising of the Carolinas, LLC
McClennan Homes, LLC (N.C. LLC)—5/30/07 owned 50% by HouseRaising of the Carolinas, LLC
R.A. Lawrence Homes, LLC (S.C. LLC)—4/24/07 owned 50% by HouseRaising of the Carolinas, LLC
Robinson Custom Homes LLC (N.C. LLC)—3/9/07 owned 50% by HouseRaising of the Carolinas, LLC
R.S. Stover Homes, LLC (N.C. LLC)—6/1/07 owned 50% by HouseRaising of the Carolinas, LLC
West Custom Homes, LLC (N.C. LLC)—2/9/2007 owned 50% by HouseRaising of the Carolinas, LLC
White Homes, LLC (S.C. LLC)—2/13/2007 owned 50% by HouseRaising of the Carolinas, LLC

Some of these limited liability companies (100% owned by HouseRaising, Inc. or subsidiary) provide managerial services to the Company’s homebuilding operations (e.g. HouseRaisingMembership). These limited liability companies operate within specific guidelines and operating procedures established by HouseRaising, Inc. documents and any homebuilder engaged by the company or its subsidiaries is required to be properly licensed.

As of the date of this report, all design/build contracts have been engagements between HouseRaising’s 100% owned, licensed building companies, principally HouseRaising of the Carolinas, LLC and HouseRaising of the Gulf Coast, LLC. The Company has not signed any design/sales contracts with any of the 50% limited liability companies and is in the process of dissolving or restructuring these entities because the Company has determined that the duplicate insurance costs of operating in such a manner would be too great a burden to the building process. Each custom, designed and built home is financed in the name of the homebuyer.

In 2003, the Company formed 2 subsidiary companies, HouseRaising of Greater Charlotte, LLC (which subsequently changed its name to HouseRaising of the Carolinas, LLC) and HouseRaisingUSA, LLC for organizing and owning the regional limited liability companies which have been formed from 2005 to present. In 2005, the Company formed HouseRaisingAcademy, LLC to develop and manage the Company’s internet based E-Learning and Homebuilder Management System (named System C) which was completed at the end of 2006. In mid-2006, the Company formed two companies: HouseRaising Disaster Relief, LLC in response to the needs of various financial, insurance and government entities to respond to the rebuilding needs following disaster situations, such as occurred in the Gulf Coast, and HouseRaisingMembership, LLC as a means of providing custom homebuilders various services as part of their affiliation with HouseRaising. In late-2006, the Company formed HouseRaisingRealty, LLC in response to the need of homebuyers to not only build a new home, but also be able to secure a lot for the new home and sell their existing home. In late-2006, the Company formed HouseRaising of the Gulf Coast, LLC which serves as the zone operation for the Louisiana, Mississippi and Gulf Coast regions.

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

Revenue Recognition—The Company’s revenue is derived from 1) selling, designing, managing and building custom residential homes and renovation projects which reflect the home’s contract price [Custom Homebuilding Operations]; 2) commissions from real estate sales transactions of land, new homes or a customer’s existing home [Realty Services]; and 3) other fees, including a) consulting fees for disaster relief services [Disaster Relief Services]; b) membership fees for builder members that wish to take advantage of services provided by the company for independent builders [Builder Memberships]; and c) marketing fees for co-branding agreements [Other Revenues].

Revenues and profits from Custom Homebuilding Operations (construction contracts) are recognized on the completed-contract method and therefore when the project is completed (or closed). This method is used because financial position and results of operations do not vary significantly from those which would result from use of percentage-of-completion method and is conservative. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. The Company recognizes sales and service fees (approximately 6% of the home’s contract price) in the initial construction stage for interior design, architectural and structural engineering drawings provided to the customer. There are instances where sales and services fees will be the only services provided to a customer.

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

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (System C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The Company commenced amortizing Capitalized Software (System-C) during the first quarter of 2007. The Capitalized Software will be amortized on a straight-line basis over the estimated economic life of the asset (determined to be 15 years) at a quarterly expense of approximately $229,000. The Company invested over 7 years of development time and expertise in putting its capitalized software together. The system itself is based on over 40 years of residential homebuilding experience of the founder, Mr. Robert V. McLemore. The Company is not aware of any other entity that has a system that has the capabilities of System-C. Typically it takes between 9 and 12 months to build a custom home. Using FAS 142, the company believes that the estimated useful life of this asset is 15 years, which would be the period the asset is expected to contribute directly and indirectly to the future cash flows of the Company.

S-8 Share Payments—The Company currently provides S-8 registered shares as compensation for certain services rendered as a means of conserving cash. The Company accrues the value of services rendered as an expense or capital expenditure (when it is readily determinable and meets the tests under FASB 123) instead of the stock price at the time the shares are transferred. Employees, consultants and vendors that receive such shares understand that there is risk associated with the volatility of the share price.

Advertising Costs—Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. Each year the company uses its operating forecast for the subsequent three year period and the Gordon method of projecting a terminal value for future results based on the third-year cash flow projections to determine the estimated future undiscounted cash flows attributable to its principal asset. The company then also calculates discounted cash flows using a 20% discount rate. In both instances there was not impairment. Actual results for 2005 and 2006 did not meet the cash flow projections prepared in our assessment of the recoverability of the capitalized software as of December 31, 2004 and 2005, respectively. The principal reason that these projections were not achieved is that the time to develop the capitalized software was significantly greater than expected. If this situation were to continue for an indefinite period of time, this may have resulted in the capitalized software being impaired. The Company did, however, complete the capitalized software as of December 31, 2006 and will commence depreciating the asset in 2007. Going forward, if the Company is not able to generate sufficient design/build contracts, it is possible the capitalized software could be impaired.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncement (cont’d)

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

The Company has the following carry-forwards available at December 31, 2006:

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

NOTE F—EQUITY

During 2005, the Company issued 8,125,652 shares of its 100,000,000 authorized, $.001 par Common Stock for various services, valued at $5,151,871. During 2006, the Company issued 6,183,992 shares of its 100,000,000 authorized, $.001 par Common Stock for various services, additions to Capitalized Software, and debt converted to equity, valued at $2,157,785. In addition, the Company issued 800,000 shares of its 800,000 authorized, $.001 par stock Class B Preferred Stock for various services to 2 major shareholders, valued at $2,000,000.

The following provides details of the restricted stock transactions for various services, additions to capitalized software and debt converted to equity. These transactions have been recorded according to FAS 123R.

RESTRICTED SHARES

				Closing Price on
				Issue Date	Value of	Basis for
Date Issued		Recipient	# Shares	Yahoo! Finance	Transaction	Valuation
7/3/2007	(i)	M. Smith	131,420	0.15	19,700	Share price
8/16/2007	(j)	K. Michno	68,608	0.18	12,500	Value of Services
9/19/2007	(k)	J. O'Connor	41,667	0.15	6,250	Value of Services
9/19/2007	(k)	E. McLemore	41,667	0.15	6,250	Value of Services
9/19/2007	(k)	D. Fogel	41,667	0.15	6,250	Value of Services
9/19/2007	(k)	R. Burroughs	41,667	0.15	6,250	Value of Services
		Shares Issued:	366,696	Quarter Total:	57,200

(i)-Shares due for prior services to the company (2001-2004)
(j) IR/Consulting expense for Karen Michno for quarter
(k)-Director payment for 3rd quarter, 2007

The following provides details of the S-8 stock transactions for various services and additions to capitalized software. These transactions have been recorded according to FAS 123R. Whenever possible the Company has used the valuation of services provided and then calculated the number of shares associated with this valuation. Occasionally it is not possible to get an exact value of services provided and the value of the stock becomes a fair and reasonable estimate of that value.

FREE TRADING STOCK

				Closing Price on
	Expense/			Issue Date	Value of	Basis for
Date Issued	Capital	Recipient	# Shares	Yahoo! Finance	Transaction	Valuation
8/2/2007	Exp	G. Wessling	857,837	0.164	140,854	Value of Services
8/2/2007	Exp	C. Carriker	76,563	0.160	12,250	Value of Services
8/2/2007	Exp	G. Neerings	78,125	0.160	12,500	Value of Services
8/2/2007	Exp	R. von Gnechten	105,760	0.164	17,316	Value of Services
9/20/2007	Exp	H. Martin	10,526	0.190	2,000	Value of Services
9/28/2007	Exp	R. V. McLemore Estate	760,893	0.135	102,500	Value of Contract
		Shares Issued:	1,889,704	Quarter Total:	287,420

CONVERTIBLE PREFERRED STOCK

As of the end of the fiscal quarter ended September 30, 2007, we had three authorized and outstanding series of Convertible Preferred Stock, as follows: (i) 1,000,000 shares of issued and outstanding Class A Voting Convertible Preferred Stock; (ii) 800,000 shares of issued and outstanding Class B Voting Convertible Preferred Stock; and (iii) 700,000 shares of issued and outstanding Class C Voting Convertible Preferred Stock. The terms and conditions of each series of Convertible Preferred Stock are as follows:

1.
Class A Voting Convertible Preferred Stock, $.001 par value – Each share of the 1,000,000 issued and outstanding shares of Class A Voting Preferred Stock (the “Class A Preferred Stock”) is convertible, at the option of the holder, at any time after five years from the date of issuance thereof, into ten (10) shares of fully paid and non-assessable shares of common stock. The holders are not entitled to receive any dividend on the shares of Class A Preferred Stock. The holders are entitled to a liquidation preference in the amount of $1.00 per share of Class A Preferred Stock. The holders of Class A Preferred Stock are entitled to a class vote on any merger, sale of assets, combination or reorganization involving the corporation, or other fundamental corporation transaction involving the corporation, with the holders of Class A Preferred Stock having one vote per share. On all other matters, the Class A Preferred Stock votes with the common stockholders as one combined class, with the holders of the Class A Preferred Stock having ten (10) votes per share of such stock owned.. The corporation has agreed that it shall not, without the consent of the majority of the holders of Class A Preferred Stock: 1) take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Class A Preferred Stock or increase the number of shares of such series or designate any other series of Preferred Stock; 2) increase the size of any equity incentive plan(s) or arrangements; 3) make fundamental changes to the business of the corporation; 4) make any changes to the terms of the Class A Preferred Stock or to the corporation’s articles of incorporation or By-Laws, including by designation of any stock; 5) create any new class of shares having preferences over or being on a parity with the Class A Preferred Stock as to dividends or assets, subject to certain exceptions; 6) accrue any indebtedness in excess of $20,000,000; 7) make any change in the size or number of authorized directors; 8) repurchase any of the corporation’s common stock; 9) sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell or lease back, all or substantially all of the property or business of the corporation or more than 50% of the stock of the corporation; 10) make any payment of dividends or other distributions or any redemption or repurchase of common stock or options or warrants to purchase common stock of the corporation or 11) make any sale of additional Class A Preferred Stock. Finally, the holders of Class A Preferred Stock and common stock voting together on combined class shall be entitled to elect the directors comprising the Board of Directors (and to fill any vacancies with respect thereto). Waivers of these covenants have been routinely granted, inasmuch as Robert V. McLemore, the late President of the corporation, and the Robert V. McLemore Family Trust, together own 612,123 shares of Class A Preferred Stock, representing 61.2% of the outstanding shares.

2.
Class B Voting Convertible Preferred Stock, $.001 par value – Each share of the 800,000 issued and outstanding shares of Class B Voting Preferred Stock (the “Class B Preferred Stock”) is convertible, at the option of the holder, at any time after three years from the date of issuance thereof, into ten (10) shares of fully paid and non-assessable shares of common stock. The holders are not entitled to receive any dividend on the shares of Class B Preferred Stock. The holders are entitled to a liquidation preference in the amount of $1.00 per share of Class B Preferred Stock. The holders of Class B Preferred Stock are entitled to a class vote on any merger, sale of assets, combination or reorganization involving the corporation, or other fundamental corporation transaction involving the corporation, with the holders of Class B Preferred Stock having one vote per share. On all other matters, the Class B Preferred Stock votes with the common stockholders as one combined class, with the holders of the Class B Preferred Stock having ten (10) votes per share of such stock owned.. The corporation has agreed that it shall not, without the consent of the majority of the holders of Class B Preferred Stock: 1) take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Class B Preferred Stock or increase the number of shares of such series or designate any other series of Preferred Stock; 2) make fundamental changes to the business of the corporation; 3) make any changes to the terms of the Class B Preferred Stock or to the corporation’s articles of incorporation or By-Laws, including by designation of any stock; 4) create any new class of shares having preferences over or being on a parity with the Class B Preferred Stock as to dividends or assets, subject to certain exceptions; 5) accrue any indebtedness in excess of $30,000,000; 6) repurchase any of the corporation’s common stock; 7) sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell or lease back, all or substantially all of the property or business of the corporation or more than 50% of the stock of the corporation; 8) make any sale of additional Class B Preferred Stock. Finally, the holders of Class B Preferred Stock and common stock voting together on combined class shall be entitled to elect the directors comprising the Board of Directors (and to fill any vacancies with respect thereto). Waivers of these covenants have been routinely granted, inasmuch as Robert V. McLemore, the late President of the corporation, and Gregory J. Wessling, the Chairman and CEO of the corporation, together own 700,000 shares of the Class B Preferred Stock, representing 87.5% of the outstanding shares.

3.
Class C Voting Convertible Preferred Stock, $.001 par value – Each share of the 700,000 issued and outstanding shares of Class C Voting Preferred Stock (the “Class C Preferred Stock”) is convertible, at the option of the holder, at any time after three years from the date of issuance thereof, into ten (10) shares of fully paid and non-assessable shares of common stock. The holders are not entitled to receive any dividend on the shares of Class C Preferred Stock. The holders are entitled to a liquidation preference in the amount of $1.00 per share of Class C Preferred Stock. The holders of Class C Preferred Stock are entitled to a class vote on any merger, sale of assets, combination or reorganization involving the corporation, or other fundamental corporation transaction involving the corporation, with the holders of Class C Preferred Stock having one vote per share. On all other matters, the Class C Preferred Stock votes with the common stockholders as one combined class, with the holders of the Class C Preferred Stock having ten (10) votes per share of such stock owned. The corporation has agreed that it shall not, without the consent of the majority of the holders of Class C Preferred Stock: 1) take any action which would either alter, change or affect the rights, preferences, privileges or restrictions of the Class C Preferred Stock or increase the number of shares of such series or designate any other series of Preferred Stock; 2) make fundamental changes to the business of the corporation; 3) make any changes to the terms of the Class C Preferred Stock or to the corporation’s articles of incorporation or By-Laws, including by designation of any stock; 4) create any new class of shares having preferences over or being on a parity with the Class C Preferred Stock as to dividends or assets, subject to certain exceptions; 5) accrue any indebtedness in excess of $30,000,000; 6) repurchase any of the corporation’s common stock; 7) sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell or lease back, all or substantially all of the property or business of the corporation or more than 50% of the stock of the corporation; 8) make any payment of dividends or other distributions or any redemption or repurchase of common stock or options or warrants to purchase common stock of the corporation; or 9) make any sale of additional Class C Preferred Stock. Finally, the holders of Class C Preferred Stock and common stock voting together on combined class shall be entitled to elect the directors comprising the Board of Directors (and to fill any vacancies with respect thereto). Waivers of these covenants have been routinely granted, inasmuch as Gregory J. Wessling, Chairman, CEO and President of the corporation owns 500,000 shares of Class C Preferred Stock, representing 71.4% of the issued and outstanding shares.

NOTE G—WARRANTS

The following table shows warrants that have been issued by the Company:

# shares	Price per Share	Exercise Date	Expiration Date
PPM warrants Issued:
500,000	$0.50	08/18/06	08/18/10
250,000	$0.50	09/09/06	09/09/10
190,000	$0.50	03/17/07	03/17/12
75,000	$0.50	03/14/07	03/14/11
100,000	$0.50	03/14/07	04/30/11
60,000	$0.50	03/23/07	03/23/11
100,000	$0.50	04/20/07	04/20/11
226,892	$0.50	05/15/07	05/15/11
500,000	$0.50	06/19/07	06/19/11
200,000	$0.50	01/08/08	01/08/12
2,201,892
Various warrants Issued:
300,000	$0.90	05/13/05	05/13/09
20,000	$0.50	06/13/05	06/13/10
750,000	$0.50	06/23/06	06/23/16
750,000	$0.50	06/23/07	06/23/17
750,000	$0.50	06/23/08	06/23/18
750,000	$0.50	06/23/09	06/23/19
20,000	$0.60	07/13/05	07/13/09
950,000	$0.90	05/13/05	05/13/10
2,584	$1.24	04/15/05	04/15/10
2,584	$1.24	04/15/05	04/15/10
6,000	$1.24	03/04/05	03/04/10
6,000	$1.24	03/04/05	03/04/10
50,000	$0.50	01/01/07	01/01/17
50,000	$0.50	01/01/07	01/01/17
50,000	$0.50	01/01/07	01/01/17
50,000	$0.50	01/01/07	01/01/17
4,507,168

NOTE G—WARRANTS (CONT’D)

The following table shows the future warrants to consultants, independent contractors and employees that the Company will issue as of 9/30/07:

# shares	Price per Share	Exercise Date	Expiration Date	Vesting Term (yrs)	Warrants vesting per year	Warrants Vested as of 12/31/06	Warrants Vesting as of 9/30/07
300,000	$1.00	01/08/03	01/08/08	5	60,000	240,000	0
100,000	$0.50	04/19/04	04/19/09	5	20,000	40,000	20,000
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
5,000	$1.24	03/04/05	03/04/10	5	1,000	1,000	1,000
5,000,000	$0.50	Special	06/23/15	4	1,250,000	1,250,000	0
5,000,000	$0.50	Special	09/01/14	4	1,250,000	1,250,000	0
500,000	$1.75	04/07/05	04/07/15	5	100,000	100,000	100,000
833,333	$0.50	02/01/07	02/01/17	2	--	833,333	0
2,000,000	$0.50	02/01/07	02/01/17	3	666,667	0	0
800,000	$0.50	02/01/07	02/01/17	2	--	800,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
400,000	$0.50	02/01/07	02/01/17	2	--	400,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
80,000	$0.50	10/31/05	10/31/15	5	16,000	16,000	0
200,000	$0.50	01/03/05	01/13/15	5	40,000	40,000	40,000
25,000	$0.50	01/01/05	01/01/15	5	5,000	10,000	0
25,000	$1.00	01/01/05	01/01/15	5	5,000	10,000	0
250,000	$0.50	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$1.00	01/01/05	01/01/15	5	50,000	100,000	0
100,000	$0.50	01/01/05	01/01/15	5	--	100,000	0
100,000	$1.00	01/01/05	01/01/15	5	--	100,000	0
50,000	$0.50	08/01/06	08/01/16	5	--	0	50,000
200,000	$0.50	05/08/06	05/08/16	4	50,000	0	50,000
30,000	$1.20	2003	N/A	5	--	30,000	0
250,000	$0.50	11/08/06	11/08/16	5	50,000	0	0
100,000	$0.50	01/02/07	01/02/17	5	20,000	0	0
500,000	$0.50	01/02/07	01/02/17	5	100,000	0	0
200,000	$0.50	12/02/06	12/02/16	5	40,000	0	0
10,000	N/A	12/02/06	12/02/16	5	2,000	0	0
19,908,333						5,500,333	261,000

The fair value of each award is estimated on the date of vesting using the Black-Scholes option valuation model which uses the principal assumptions: expected volatility of 7%, expected dividends of 0%, expected terms of 10 years and risk-free interest rate of 4.5%. The expected volatility rate was estimated based on the daily historical volatility of the Company’s common stock over the previous 12 month period. The expected term was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual terms. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the period ended September 30, 2007 was assumed to be zero. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

NOTE H—NON-QUALIFIED STOCK COMPENSATION PLAN

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

Future minimum rental payments as of December 31, 2006 are as follows:

Year ending December 31:
2007	$281,690
2008	273,037
2009	273,277
2010	264,336
2011	240,080
$1,332,419

NOTE J—NOTES PAYABLE

Notes payable at September 30, 2007 consist of the following:
Unsecured note payable to an unrelated party.
Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party.
Bearing 8% interest.	$13,177

NOTE J—NOTES PAYABLE (CONT’D)

Unsecured note payable to an unrelated party.
Bearing 0% interest.	$1,851	**

Total Current Portion	$20,668

** On the 0% interest bearing notes, the Company imputed interest on the notes using a rate of 6%. The effects of these notes are included in the consolidated financial statements therein.

In February, 2007 the Company came to a debt to equity conversion agreement with its final bridge lender, which resulted in the issuance of 424,801 shares of common stock in exchange for a reduction of $212,401 in bridge loans and accumulated interest which eliminated the Secured note payable to an unrelated party in the amount of $155,000 bearing an interest rate of 15%.

NOTE K—LINE OF CREDIT

The Company has five separate lines of credit with Wachovia Bank, NA which total $8,100,000. The Company obtained a line of credit in the amount of $1,350,000 with Wachovia Bank, NA. The interest rate on the line of credit is equal to 1-month LIBOR plus 2.75%. All interest and principal are due on demand. In addition, the Company obtained an annually renewable line of credit in the amount of $4,000,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 1.55% with a no-call provision and with all interest and principal due on February 8, 2008. In addition, the Company obtained an annually renewable line of credit in the amount of $1,000,000 with Wachovia Bank, NA with an interest rate equal to 1-month LIBOR plus 2.50% with all interest and principal due on May 31, 2008. In addition, the Company obtained an annually renewable line of credit in the amount of $500,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on July 31, 2008. In addition, the Company obtained an annually renewable line of credit in the amount of $1,250,000 with Wachovia Bank, NA with an interest rate of 1-month LIBOR plus 2.35% with all interest and principal due on September 30, 2007, which is in the process of being extended for an additional year. The Company’s total Line of Credit outstanding as of September 30, 2007 was $7,260,109.

NOTE L—NET LOSS PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted loss per share is as follows:

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income/(Loss)	$(2,999,358)			$(4,120,994)

Basic EPS
Income available to common stockholders	(2,999,358)	48,183,225	$(0.06)	(4,120,994)	40,467,025	$(0.10)

Effect of Dilutive Securities
Warrants	-	-		-	-
Convertible preferred stock	-	-		-	-

Diluted EPS
Net Income/(Loss)	$(2,999,358)	48,183,225	$(0.06)	$(4,120,994)	40,467,025	$(0.10)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for September 30, 2007

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

HIGHLIGHTS OF RECENT ACTIVITIES

•
On October 30, 2007, the Company entered into a material agreement to recapitalize the company through an agreement to repurchase a total 25,777,286 shares of restricted common stock of the Company in a private transaction subject to the approval of the Mecklenburg County Clerk of Courts (due to the involvement of the Estate of Robert V. McLemore). This transaction represents approximately 45.8% of the 56,251,897 issued and outstanding shares of common stock as of September 30, 2007 (see Part II, Item II Changes in Securities).

•
Signed agreements to build and develop approximately $24.8 million in new homes and remodeling contracts expected to be built over the next 12-24 months, which is $19.7 million higher than a year ago and $18.8 million higher than year-end.

•	Signed agreements for $8.5 million in 21 new homes and 6 remodeling contracts to be built over the next 12 months;
•	Signed development agreement that will generate approximately $16.3 million in new home construction (see Part II, Item 5 Other Matters) and realty sales commissions on 31 single family homes.

•	Total revenues of $1.64 million and gross margin of $360,000 compared to total revenues of $800,000 and gross margin of $85,000 last year.

•
HouseRaisingRealty, LLC closed sales transactions of almost $4.0 million generating $104,000 in new revenues for the quarter and almost $8.7 million year-to-date generating $224,000 in new revenues for the year. After the end of the quarter and as of the filing of this report, HouseRaisingRealty has:

o	Closed additional sales transactions of $1.55 million generating $41,000 in commission income;
o	Pending sales transactions totaling $2.6 million which will generate approximately $92,000 in commission income;
o	Active listings for sales of approximately $3.4 million.
o	Establishing a new office in Brunswick County, North Carolina.

•	The company is fully operational in the Gulf Coast, having leased and built out 10,000 square feet for the New Orleans Design Center/Offices and secured its builder’s license.

•
As a result of the company fully implementing its Capitalized System (System-C), the Company started depreciating the system in 2007. As of the 3rd quarter, the Company commenced expensing all information technology resources which were previously capitalized. The Company has accrued approximately $750,000 in depreciation for the year.

	As of November 14, 2007	As of November 14, 2006
Total Revenues	$1,641,848	$798,971
Gross Margin	360,565	85,544
HouseRaising Zone Operations
Total Revenues from closed contracts	$1,410,513 (9-30-07)	$793,443 (9-30-06)
Total Revenue from service fees	$239,850 (9-30-07)	$156,652 (9-30-06)
Number of contracts closed	4	5
Signed contracts (new, remodel & development)	$24.8 million 21 new, 6 remodel, 31 development	$5.1 million
HouseRaisingRealty
Realty Income (commissions)	$224,630 (9-30-07)	0 (9-30-06)
Closed sales transactions thru 9/30/07	$8,697,082 (9-30-07)	0 (9-30-06)
Closed transactions since 9/30/07	$1,550,358 (~$41k commissions)	0 (0)
Pending sales transactions	$2.6 million (~$92k commissions)	0 (0)
Active listings	$3.4 million	0

EXECUTIVE OVERVIEW & STRATEGY

HouseRaising, Inc. is in the business of selling, designing, building and managing design/build and renovation projects in the residential homebuilding market for homebuyers and homebuilders. HouseRaising’s core business is to create revenues and profits by building and constructing design/build custom residential homes and remodels through use of its proprietary software functioning exclusively within the custom homebuilding arena. The Company owns a proprietary invention created to alter and improve the way custom homes are designed and built. The invention has been developed into internal-use software. This management software is used as a tool to define 3,400 tasks in the designing and building process and as a school to cause precise steps to be performed in each task. In early 2005, the company filed US and International patent applications on its invention and started producing revenues utilizing the software in 2006.

On February 19, 2004, HouseRaising executed an Agreement and Plan of Merger (“the Merger”) to which HRI agreed to merge with and into Technology Connections, Inc. This transaction was structured as a reverse acquisition whereby the existing shareholders of HouseRaising obtained control of Technology Connections, Inc. and the resulting entity agreed to change its name to HouseRaising, Inc. On August 31, 2004, the Merger was consummated when Articles of Merger were filed by the parties with the Secretary of State of North Carolina. The end result was that HRI became a publicly traded company quoted on the Over-the-Counter Bulletin Board.

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

In 2006, the Company commenced rolling out its Custom Homebuilding Operations in the Carolinas and Gulf Coast region, started marketing Builder memberships and affiliated services. In addition, the Company customized a version of its software to facilitate managing disaster relief projects for the Gulf Coast region. The Company has established offices in Gulfport, Mississippi and New Orleans, Louisiana, where it has built out a design center and engaged executives to implement its programs in this region. In late 2006, the Company formed a real estate brokerage operation to help customers sell their home and purchase a lot to build a new home. The Company is establishing another realty office in Brunswick, North Carolina. The Company is rapidly increasing home sales in the Carolinas and Gulf Coast region and has signed homebuilder agreements with experienced homebuilders which are expected to increase custom home sales in these regions.

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

Customer Value Proposition:

HouseRaising reduces the cost of unique homes through its patent-pending Design & Price Module™ and management system. Additional savings occur from HouseRaising’s network of affiliated vendors on the national, zone and local levels. By combining the needs of builders and homebuyers, HRI produces economies of scale that reduce direct and indirect costs of the project. Depending on the design structure selected by the homeowners, System C can lower the home’s total costs by up to 10%.

HRI Revenue Streams:

Due to technological advantages designed into its software, HouseRaising is a multi-faceted company with operating revenues from four separate sources and marketing strategies. Each revenue source serves the design/build segment of the homebuilding industry.

(1) Revenues from Custom Homebuilding Operations: Operating within zone territories through wholly-owned subsidiaries, HouseRaising creates revenues from building and managing custom home and renovation projects. Portions of those revenues come from design/build and renovation projects, where we earn profits as the builder of the home. In projects where we act as general manager of the project and not the builder, we earn a set fee for providing management services. In addition to the revenues described above, our management platform vendors provide technical services such as sales and design consulting, architectural services, vendor coordinating services, financing and cash flow management services and managing construction and closing related issues. These platform vendors are compensated separately and are direct costs to the project. In providing these in-house vendors, HouseRaising is able to improve the quality of those services at lower costs compared to outside vendors. The company has sales efforts underway in the Carolinas and the Gulf Coast. HouseRaising has identified an additional 30 potential zone locations nationally. Revenues represent the sales price of these projects as completed. Operating outside of established zone territories, HouseRaising performs the role of general manager of projects and not the builder, collecting a few for management services provided.

(2) Revenues from Realty Services: Operating within zone territories through a wholly-owned subsidiary, HouseRaisingRealty, LLC, HouseRaising provides complete real estate brokerage services to help customers sell their existing home and secure a vacant lot as necessary and then build a new home through other HRI subsidiaries. HouseRaisingRealty will generate additional income through commissions on such transactions.

(3) Revenues from Disaster Relief Services: HouseRaising creates revenues by offering consulting services to governing agencies, as well as directly to families and builders involved in disaster rebuilding efforts, through a wholly-owned subsidiary, HouseRaisingDisasterRelief, LLC. For a fee, our consultants develop sketches of workable plans, create detailed specifications, determine new building code requirements and assist in arranging financing for rebuilding homes. It is expected that a percentage of the consulting engagements will then become custom homebuilding opportunities whereby HouseRaising either performs the role of general manager for a fee or actually builds the home with one of the Company’s builders. This revenue stream represents consulting fees and fees charged as a percentage of the sales price of the project.

(4) Revenues from Builder-Memberships: HouseRaising creates revenues by offering membership opportunities to the approximate 250,000 licensed homebuilders operating in the United States through a wholly-owned subsidiary, HouseRaisingMembership, LLC. HouseRaising believes that 25,000 homebuilders could reasonably become members and benefit from educational materials and financial advantages. Members receive educational opportunities, cost savings and economies of scale created by HouseRaising’s vendor relationships. This Internet-based revenue stream represents the price builders pay HouseRaising for memberships.

Market Potential:

Management estimates that there is a substantial market for its design/build services, which will be accessed through its zone operations in the Carolinas and Gulf Coast and through affiliate relationships with builders who commit to conduct the business of building homes the HouseRaising way outside the zone territories. The design/build sector of the homebuilding market represents about 500,000 of the 1.6 million single-family homes built annually in the U.S. While the total number of single-family homes does fluctuate year-to-year depending on economic conditions, the design/build sector has remained very stable. Of the 500,000 custom-home projects built by approximately 250,000 small builders in America each year, every one of them could benefit from HouseRaising’s managed services. A 1% share of this market equals approximately $2.5 billion in home sales. HouseRaising’s software system was built to serve at least a 1% market share of custom home projects.

Who Pays HRI?:

HouseRaising creates revenues from building custom home and renovation projects. HRI is paid by the homebuyers as part of the total price of the design/build or renovation contract. All vendors operating in Management Platforms or providing products or services to the project are paid from the construction loan and down payment provided by homebuyers.

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

Competition:

The homebuilding business is highly competitive and fragmented. However, HouseRaising’s competition is not the large national homebuilders; we compete with the small craftsman or craftswoman builders that bid against other small builders for projects provided by customers. Currently, we know of no companies developing the type affiliations and support structure HouseRaising offers small builders.

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

Outlook for Homebuilding is Positive:

The homebuilding industry has moderated the past couple years after enjoying record sales for close to a decade. The recent financial concerns with sub-prime mortgages have contributed to a national slow down in homebuilding. HouseRaising’s research indicates that despite the recent decline in home sales nationally, that the custom homebuilding sector of the industry has shown resilience in constructing about 500,000 homes a year regardless of whether or not the overall industry has gone up or down. The sub-prime mortgage crisis remains uncertain and could well impact these levels, although to this point the Company has not lost any contracts for this reason. It appears that the markets HouseRaising serve (namely, the Carolinas and the Gulf Coast) should remain strong for the foreseeable future.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2007

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation design/build sales) of $1,084,155 for the three months ending September 30, 2007, compared to $282,477 for the same period in 2006. The sales increase is principally due to the completion of a large new home project and service fees generated from new projects signed during the quarter compared to the same period in 2006. As of the filing of this report, the Company has new contracts (21 new home, 6 renovation and 31 development) totaling approximately $24,800,000 in sales that are projected to be completed over the next 12-24 months, which reflects a $19,700,000 increase from the number reported in our Quarterly Report on 10-QSB for the period ending September 30, 2006 and reflects $18,800,000 increase from the Annual Report on 10-KSB for the period ending December 31, 2006. Included in these figures is a development contract the company signed in late July to build and sell approximately 31 new homes totaling approximately $16.3 million in revenue over the next 12-24 months (see Part II, Item 5 for details). All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

Included in the sales are service fee revenues from pre-sold projects including interior design, architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with Homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

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

Gross Profit

HouseRaising’s gross profit represents the difference between Sales (including service fee revenue) and cost of sales. The Company earns profits as the net difference of project’s sales price and total costs including fees. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a contract builder relationship the company shares profits with the builder, which is accounted for as a cost to the project.

HouseRaising’s gross profit was $84,356 for the three months ending September 30, 2007 compared to $10,122 for the same period in 2006 which reflects the completion of new home construction and remodeling projects and service fees generated from new projects signed during the quarter compared to the same period in 2006. The profit margin for the projects was approximately 8%. Management would expect the Company’s gross profits to grow as we obtain and complete new construction and remodeling work in the Carolinas and Gulf Coast in 2007 and continue the roll-out of the Company’s membership and new real estate brokerage operation.

OTHER REVENUES

The Company earned $104,126 in other income for the period ending September 30, 2007, principally as a result of successfully launching HouseRaisingRealty, LLC to assist homebuyers in selling their existing homes or acquiring lots for their new custom homes and thus generating real estate commissions. The company closed real estate sales transactions of over $3,982,000 generating over $104,000 in new revenues for the third quarter versus none in the same period last year. As of the filing of this report and after quarter end, HouseRaisingRealty has closed additional sales transactions totaling over $1,550,000 which will generate approximately $41,000 in commission income to be reported in the next quarter, pending sales transactions totaling $2,600,000 which will generate approximately $92,000 in commission income to the Company, along with active listings for sale of $3,400,000. Management expects these sales levels to continue to increase as the company builds its brokerage operation.

The Company also receives marketing fees of approximately $12,000 a year from its contractual relationship with SunTrust Mortgage, although no income was generated in the current quarter.

A breakdown of Company revenue streams for the quarter ended September 30, 2007 is provided below:

HOUSERAISING REVENUE STREAM:	For Quarter Ending September 30, 2007	For Quarter Ending September 30, 2006

Revenues from Custom Homebuilding Operations:	$1,084,155	$282,477
Revenues from Realty Services:	104,126	0
Revenues from Disaster Relief Services:	0	0
Revenues from Builder-Memberships:	0	0
Other Revenues (including co-branding agreements):	0	5,528

TOTAL REVENUES	$1,189,281	$288,005

Number of New Custom Homes Completed:	2	0
Number of Remodeling Projects Completed:	0	2

EXPENSES

Total expenses for the quarter ended September 30, 2007 was $1,772,765 compared to $1,449,991 for the same period in 2006. The increase in expenses was due principally to the company implementing its business plan and incurring $229,000 in depreciation for its Capitalized Software (which reflects full-implementation of its System-C management system). The Company has expanded operations in the Carolinas (North and South Carolina), launched new operations in the Gulf Coast, launched new brokerage operations in the Carolinas and expanded its membership program which has attracted a substantial number of new builder relationships.

Selling, general and administrative expenses were higher for the three months ending September 30, 2007 versus 2006, increasing from $855,376 in 2006 to $1,063,468 in 2007. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company’s realty brokerage operation, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Carolinas and Gulf Coast regions, commission sales personnel for its realty brokerage operation in the Carolinas and builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management services to raise capital for implementation of its business plan and previously committed payments for services provided to the company.

The company also paid a portion of its consulting, professional and salaries in stock-based compensation which decreased from $523,139 in the third quarter of 2006 to $344,620 for the same period in 2007. This includes $108,333 as 3/36th amortization of stock compensation to a principal executive in exchange for a personal guarantee for three years with Wachovia that extended an additional $4 million line of credit to the Company on February 9, 2007 as reported on SEC Form 8-K (as further described under Other Events in this filing). In addition, these expenses also include consulting fees for business consulting services and investor relations expenses.

The Company had depreciation expense in the amount of $250,584 in the third quarter of 2007 compared to 8,421 in 2006. The large increase from prior year reflects the company commencing depreciation on its Capitalized Software (System-C) at a rate of approximately $229,000 per quarter and an increase in the company’s investment in property and equipment, particularly its design center in Charlotte. The Company expects to depreciate the company’s System-C over a 15-year period.

The Company had interest expense of $114,093 for the period ending September 30, 2007 compared to $63,055 for the same period in 2006. The interest recorded in the third quarter was principally for the company’s line of credit with Wachovia Bank. The interest recorded in 2006 was principally to reimburse bridge lenders to HouseRaising. Going forward the level of interest expense will be based principally on the Wachovia line of credit drawn.

INCOME / LOSSES

The net loss for the quarter ended September 30, 2007 was $1,584,283 versus a net loss of $1,434,341 in the same period in 2006. The increase in net losses is directly attributable to commencing depreciation for its Capitalized Software (System-C) in the amount of $229,000 and fully implementing its business plan: expanding operations in the Carolinas (North and South Carolina), launching new operations in the Gulf Coast, launching new brokerage operations in the Carolinas and expanding its membership program which has attracted a substantial number of new builder relationships.

Future income/losses will depend on the success of implementing the company’s business plan in 2007. The company does already have approximately $24,800,000 of new home, remodeling and development contracts for 2007 which is a $19,700,000 increase from last year at this time and $18,800,000 increase from the end of year. The Company also has a new realty brokerage operation which will generate fee income for helping customers sell their existing home and buy vacant land to build a new home, and has signed homebuilder agreements with experienced homebuilders which is expected to increase custom homes sales in the Carolinas and Gulf Coast regions and consistent with implementing our business plan.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation design/build sales) of $1,410,513 for the nine months ending September 30, 2007, compared to $793,443 for the same period in 2006. The sales recorded is principally due to the completion of two new home and two renovation projects and service fees generated from new projects signed during the period compared to the same period in 2006. As of the filing of this report, the Company has new contracts (21 new home, 6 renovation and 31 development) totaling approximately $24,800,000 in sales that are projected to be completed over the next 12-24 months, which reflects a $19,700,000 increase from the number reported in our Quarterly Report on 10-QSB for the period ending September 30, 2006 and reflects $18,800,000 increase from the Annual Report on 10-KSB for the period ending December 31, 2006. Included in these figures is a development contract the company signed in late July to build and sell approximately 31 new homes totaling approximately $16.3 million in revenue over the next 12-24 months (see Part II, Item 5 for details). All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work.

Included in the sales are service fee revenues from pre-sold projects including architectural design fees, engineering fees, and a series of project coordinating expenses charged to each design/build project. These fees are built into the projects total price with Homebuyers paying these charges at the beginning of construction. The fees are a direct cost to the project. Going forward we would expect sales and service fee revenue to continue to grow commensurate with increases in new contract sales.

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

Gross Profit

HouseRaising’s gross profit represents the difference between Sales (including service fee revenue) and cost of sales. The Company earns profits as the net difference of project’s sales price and total costs including fees. Costs associated with in-house builder relationships are part of the projects total costs and HouseRaising’s profit is the difference in the sales price and all direct costs and fees. In a contract builder relationship the company shares profits with the builder, which is accounted for as a cost to the project.

HouseRaising’s gross profit was $129,230 for the nine months ending September 30, 2007 compared to 80,016 for the same period in 2006 which reflects the completion of new home construction and remodeling projects and service fees generated from new projects signed during the period compared to the same period in 2006. The profit margin for the projects was approximately 10%. Management would expect the Company’s gross profits to grow as we obtain and complete new construction and remodeling work in the Carolinas and Gulf Coast in 2007 and continue the roll-out of the Company’s membership and real estate brokerage operation.

OTHER REVENUES

The Company earned $231,335 in other income for the nine-month period ending September 30, 2007, principally as a result of successfully lauching HouseRaisingRealty, LLC to assist homebuyers in selling their existing homes or acquiring lots for their new custom homes and thus generating real estate commissions. The company closed real estate sales transactions of over $8,697,000 generating $224,630 in new revenues for the nine-month period versus none in the same period last year. As of the filing of this report and after quarter end, HouseRaisingRealty has closed additional sales transactions totaling over $1,550,000 which will generate approximately $41,000 in commission income to be reported in the next quarter, pending sales transactions totaling $2,600,000 which will generate approximately $92,000 in commission income to the Company, along with active listings for sale of $3,400,000. Management expects these sales levels to continue to increase as the company builds its brokerage operation.

The Company also receives marketing fees of approximately $12,000 a year from its contractual relationship with SunTrust Mortgage and recorded $5,000 in such fees year to date. The Company recorded $1,500 in membership fees year to date and expects membership fees to increase as the company promotes its membership services to independent custom home builders.

A breakdown of Company revenue streams for the nine-month period ending September 30, 2007 is provided below:

HOUSERAISING REVENUE STREAM:	For Nine Months Ending September 30, 2007	For Nine Months Ending September 30, 2006

Revenues from Custom Homebuilding Operations:	$1,410,513	$793,443
Revenues from Realty Services:	224,630	0
Revenues from Disaster Relief Services:	0	0
Revenues from Builder-Memberships:	1,500	0
Other Revenues (including co-branding agreements):	5,205	5,528

TOTAL REVENUES	$1,641,848	$798,971

Number of New Custom Homes Completed:	2	1
Number of Remodeling Projects Completed:	2	4

EXPENSES

Total expenses for the nine-months ended September 30, 2007 was $4,961,378 compared to $2,864,576 for the same period in 2006. The increase in expenses was due principally to the company implementing its business plan and incurring $746,892 in depreciation for its Capitalized Software (which reflects full-implementation of its System-C management system) and one-time expense of approximately $350,000 for securing financing and long-term management agreements in the first quarter and an accrual of $108,000 in both the second and third quarter. The Company has expanded operations in the Carolinas (North and South Carolina), launched new operations in the Gulf Coast, launched new brokerage operations in the Carolinas and expanded its membership program which has attracted a substantial number of new builder partnerships.

Selling, general and administrative expenses were higher for the nine months ending September 30, 2007 versus 2006, increasing from $1,445,640 in 2006 to $2,543,811 in 2007. These expenses reflect costs related to developing HouseRaising’s Carolinas and Gulf Coast zone operations, the Company’s realty brokerage operation, the Company membership program and disaster relief operations, including advertising, costs for personnel and contractors who are directly associated with and who devote time to selling, designing and building pre-sold homes and renovation projects in the Carolinas and Gulf Coast regions, commission sales personnel for its realty brokerage operation in the Carolinas and builder-memberships nationally and disaster relief services in the Gulf Coast region. These expenses also include general business and executive management services to raise capital for implementation of its business plan and previously committed payments for services provided to the company.

The company also paid a portion of its consulting, professional and salaries in stock-based compensation which increased slightly from $1,252,271 in the first nine-months of 2006 to $1,290,780 for the same period in 2007. This includes a one-time payment of Convertible Preferred Stock Class C valued at approximately $286,000 as compensation to two executive personnel in exchange for signing a long-term management agreement as reported on January 11, 2007 on SEC Form 8-K and $308,888 as 8/36th amortization of compensation to a principal executive in exchange for a three-year personal guarantee with Wachovia that extended an additional $4 million line of credit to the Company on February 9, 2007 as reported on SEC Form 8-K (as further described under Other Events in this filing). The Company does not expect to issue any additional convertible preferred stock in the foreseeable future. Without the one time payment and accrual, stock based compensation in 2007 would be lower for the period and comparable to stock-based compensation in 2006. In addition, these expenses also include consulting fees for business consulting services and investor relations expenses.

The Company had depreciation expense in the amount of $746,892 in the first nine-months of 2007 compared to 25,285 in 2006. The large increase from prior year reflects the company commencing depreciation on its Capitalized Software (System-C) at a rate of approximately $229,000 per quarter and an increase in the company’s investment in property and equipment, particularly its design center in Charlotte and the Gulf Coast. The Company expects to depreciate the company’s System-C over a 15-year period.

The Company had interest expense of $379,895 for the nine-month period ending September 30, 2007 compared to $141,380 for the same period in 2006. The increase includes a one-time payment of $60,000 for a back-up standby letter of credit for the financing with Wachovia (as further described under Other Events in this filing) and interest related to equity for debt swap with our final bridge lender. In 2003, HouseRaising completed a debt offering to a select group of accredited investors, which provided cash of $507,727 to HouseRaising, Inc. In November, 2004, the Company completed an equity-for-debt swap which reimbursed these investors for their debts and converted much of the outstanding debt to restricted shares in the company. In the first quarter of 2007, the company completed equity for debt swap with its final bridge lender in the amount of $155,000 plus accrued interest of $57,401. The interest recorded in 2007 was principally for the company’s line of credit with Wachovia Bank, the standby letter of credit and additional accrued interest associated with the equity for debt swap. The interest recorded in 2006 was principally to reimburse bridge lenders to HouseRaising. Going forward the level of interest expense will be based principally on the Wachovia line of credit drawn.

INCOME / LOSSES

The net loss for the nine-month period ended September 30, 2007 was $4,600,813 versus a net loss of $2,779,032 in the same period in 2006. The increase in net losses is directly attributable to commencing depreciation for its Capitalized Software (System-C) in the amount of $746,892, one-time expenditures totaling about $594,000 to secure a line of credit for financing and long-term management agreements and additional expenses to fully implement its business plan: expanding operations in the Carolinas (North and South Carolina), launching new operations in the Gulf Coast, launching new brokerage operations in the Carolinas and expanding its membership program which has attracted a substantial number of new builder relationships.

Future income/losses will depend on the success of implementing the company’s business plan in 2007. The company does already have approximately $24,800,000 of new home, remodeling and development contracts for 2007 which is a $19,700,000 increase from last year at this time and $18,800,000 increase from the end of year. The Company also has a new realty brokerage operation which will generate fee income for helping customers sell their existing home and buy vacant land to build a new home, and has signed homebuilder agreements with experienced homebuilders which is expected to increase custom homes sales in the Carolinas and Gulf Coast regions and consistent with implementing our business plan.

Impact of Inflation

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operations were $2,016,718 for the nine months ended September 30, 2007 versus $1,049,794 for the same period in 2006. This reflects a net increase in cash used by operations of $966,924 principally due to the increase in net loss for the period and decrease in value of stock issued for services for the nine months, offset by the increase in depreciation for the period.

Cash flows used in investment activities were $711,838 and $1,022,407 for the nine-months ended September 30, 2007 and 2006, respectively. This reflects a net decrease in cash used by investment activities principally due to less investment in capitalized software and an increase in investments in property and equipment for the company, including the company’s design center in Charlotte and New Orleans.

Cash flows provided by financing activities were $2,869,140 and $1,982,090, respectively, for the nine-months ended September 30, 2007 and 2006. The increase is principally due to an increase in borrowings on the line of credit with Wachovia Bank which was reduced by a decrease in common stock subscribed but not issued as a result of the issuance or other settlement of such obligations and payment of its secured demand note payable to a related party. The company no longer has any debt obligations to outside bridge lenders and has paid off its secured demand note payable to a related party.

We had cash on hand of $308,286 and a working capital deficit of $5,956,818 as of September 30, 2007, although most of this deficit is from the bank loan with Wachovia which on February 9, 2007 extended an additional line of credit in the amount of $4 million to the Company (as further described under Other Events in this filing).

Going forward we will rely substantially on revenue from existing contracts, new business development efforts, and the $8.1 million line of credit from Wachovia bank to sustain our business for the next twelve months. The company has approximately $24,800,000 of new home, remodeling and development contracts for 2007, a new real estate brokerage operation that has already generated new income (and is cash flow positive as of the end of the first quarter of 2007) with pending sales transaction of $2,600,000 and listings of $3,400,000 (on which the company would earn a sales commission) and will be establishing a new office in Brunswick, North Carolina, a new design/build zone operation in the Gulf Coast with a new 10,000 square foot design center open for business in New Orleans in an area that needs to rebuild approximately 40,000 homes, and a pipeline of prospective new design/build customers in the Carolinas and Gulf Coast which is consistent with implementing our business plan. The company has completed its capitalized software and fully implemented which we would expect to be used for generating new design/build sales in the Carolinas and the Gulf Coast. The Company has signed homebuilder agreements with experienced homebuilders which are expected to increase custom homes sales in the Carolinas and Gulf Coast regions and consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions.

The Company expects to use funds from homebuilding and realty brokerage operations and bank funding primarily to expand sales and marketing efforts of its homebuilding operations (new home, renovation and development sales) in the Carolinas (covering North and South Carolina) and the Gulf Coast region, implementing marketing and sales for its membership and independent builder programs in the southeast and eventually nationally and implementing marketing and sales for its realty brokerage operations. The Company may also consider selective acquisition opportunities that may assist in the successful implementation of its business plan (see Part II Item 5 Other Matters for further discussion on this item).

Overall, we have funded our cash needs from inception through September 30, 2007 with a series of debt and equity transactions. The Company’s principal source of working capital in 2007 was a line of credit established with Wachovia Bank, the sales of the company’s Private Placement Memorandum to accredited investors, commitments from vendors to develop HouseRaising’s software system in exchange for shares of stock, and fee revenues and profits from existing new home and renovation sales. In addition, some Management and independent contractors providing services to the company have agreed to accept shares as a means of paying for critical services to implement its business plan. We have not entered into any commitments for significant capital expenditures, except the on-going software development project previously mentioned.

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature, particularly in the markets we serve. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods. The Company does believe that its principle operations are in attractive markets, the Carolinas and Gulf Coast region, and that the custom homebuilding sector is less impacted by overall economic conditions, but there is no guarantee this will remain so going forward. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

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

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 through 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-15(e)/15d-15(e) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-15(e)/15d-15(e) Certifications. This information should be read in conjunction with the Rule 13a-15(e)/15d-15(e) Certifications for a more complete understanding of the topic presented.

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

Until his death, Mr. McLemore maintained his previously stated position that Nite Capital defaulted on the underlying contract and that he and HouseRaising are not at fault. As previously stated, the terms of the contract at issue were disputed by the Defendants, and HouseRaising reports that it was not even a party to the alleged contract. The Defendants have engaged Sugar, Friedberg and Felsenthal, LLP, counsel admitted to practice law in state court in Illinois and the U.S. District Court for the Northern District of Illinois, and intend to vigorously defend this action. The Company believes the claims against it amount to a thinly disguised effort to insert HouseRaising into a dispute over a contract between two private parties. It is unclear what will happen as a result of the recent death of Mr. McLemore, other than that Mr. McLemore’s representative has been substituted as a defendant for him. In light of these matters, the parties are in settlement discussions, although there can be no assurance that it will be settled.

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

ITEM 2. CHANGES IN SECURITIES.

On October 30, 2007, The Company signed an agreement with Linda W. McLemore, wife of the late President and Founder of the Company, Christine McLemore Carriker, daughter of the late President and Founder and Senior Vice President and Director of the Company, Elizabeth McLemore, daughter of the late President and Founder and Director of the Company, the estate of Robert V. McLemore, AFF, Inc., a North Carolina corporation, and the Robert V. McLemore Family Revocable Trust, pursuant to which Linda W. McLemore, AFF, Inc., the estate of Robert V. McLemore and the Robert V. McLemore Family Revocable Trust agreed to sell, and the Company agreed to buy, a total of 25,777,286 shares of restricted common stock of the Company at a purchase price of $.01 per share in a private transaction subject to the approval of the Mecklenburg County Clerk of Courts.

It is the intention of the Company, if the transaction is approved, to cancel and retire the shares, which represent 45.8% of the 56,251,897 issued and outstanding shares of common stock as of September 30, 2007. If the stock purchase is approved by the Clerk of Court, it is hoped that the reduced number of shares outstanding will make the Company more attractive to investors and will enable the Company to operate more independently. A copy of the Agreement was attached as Exhibit 10.1 to Form 8-K filed on November 7, 2007 and is incorporated by reference herein.

On April 11, 2007, the Company announced that the company’s board of directors authorized management to purchase up to $100,000 of the company’s shares of common stock over the next six months. The Company will work with Wachovia Securities, Inc., the broker-dealer subsidiary of Wachovia Bank, on all repurchases which will be made strictly pursuant to the requirements of Rule 10b-18. The source of funding for the purchases will come from cash flow. For the period ending September 30, 2007, the company had made the following repurchases:

Date of Transaction	Shares Purchased	Price of Shares	Price including Commission	Net Amount

7/9/2007	10,000	0.1675	0.1778	$1,777.50
7/16/2007	3,650	0.1700	0.1819	$664.00
7/17/2007	2,000	0.1700	0.2213	$442.50
7/19/2007	10,000	0.1700	0.1744	$1,743.50
7/20/2007	6,000	0.1700	0.1871	$1,122.50
7/26/2007	5,000	0.1550	0.1637	$818.50
7/30/2007	1,000	0.1350	0.1560	$156.00
7/31/2007	230	0.1500	0.1976	$45.45
8/2/2007	5,000	0.1500	0.1705	$852.50
8/8/2007	7,000	0.1600	0.1662	$1,163.50
8/10/2007	2,000	0.1600	0.1600	$320.00
8/14/2007	4,000	0.1600	0.1709	$683.50
	0	0.0000	0.0000	$0.00

Totals:	55,880			$9,789.45

In light of the agreement signed on October 30, the Company will discontinue the corporate buy-back program.

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

Affiliation Agreements

On June 28, 2006, the Company and SunTrust Mortgage (“SunTrust Mortgage”) entered into a Strategic Agreement pursuant to which SunTrust will be the mortgage lender of choice to the Company for the making and/or refinancing of construction loans in connection with the building of custom homes for the Company’s customers and for the making of permanent residential mortgage loans in connection with the financing of those homes. In addition, the Company will provide selected marketing services to Sun Trust Mortgage related to the co-marketing arrangement In return, SunTrust has agreed to develop a fixed rate product for qualifying customers of the Company and has granted the Company a non-exclusive license to use the SunTrust name and logo in the Company’s advertising for the purpose of indicating the availability of loan financing by SunTrust to qualified applicants. In addition, SunTrust has agreed to identify and/or create a group of SunTrust employees who will be tasked with assisting the Company’s sales staff in providing Company’s customers with all aspects of the mortgage loan process.

Under the Strategic Agreement, the Company is responsible for, among other things, paying for marketing, services and goods related to the Strategic Agreement and SunTrust, in return, will compensate Company with a nominal amount equivalent to the fair market value of such marketing, services and goods.

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

SunTrust Mortgage does not provide mortgage financing in Louisiana or Mississippi, so the Company had made arrangements with the Gulf Coast Bank and Trust Company to provide construction and permanent financing for customers in those jurisdictions.

Other Events

On February 9, 2007, HouseRaising and Wachovia Bank, N.A. (“Wachovia”), entered into a loan agreement (the “Agreement”) pursuant to which Wachovia agreed to make a new operating line of credit in the amount of $4 million available to the Registrant. The new operating line of credit will be secured by a standby letter of credit procured by a pledge of securities having a value of not less than $5.4 million by Gregory J. Wessling, Chairman, Chief Executive Officer and President of the Registrant. This operating line of credit is part of the $8.1 million in lines of credit discussed above in Note K to the Notes to the Financial Statements.

As an inducement for Mr. Wessling to agree to enter into the standby letter of credit, the Company agreed to issue Mr. Wessling 500,000 shares of the Compoany’s Series C Convertible Preferred Stock, which have a ten to one conversion rate into whole shares of restricted common stock three years after issuance. The Company is accruing the value of this consideration over a 36 month period of time (the expected period of the standby letter of credit and pledge of securities) beginning February, 2007 and recorded the unamortized amount as a prepaid expense on the balance sheet. As a further inducement for Mr. Wessling to enter into the standby letter of credit, eight shareholders (including Wessling), who are affiliates of the Company holding 52,472,835 of the Company’s total combined voting power of 70,769,282 shares, or 74.1% of the Company’s total combined voting power, entered into a shareholders’ agreement, dated February 9, 2007 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides that the shareholders will not, for a period of three years, vote their shares in favor of any issue that could have an “adverse effect” (as defined) on any other party to the agreement without the prior written consent of the other party. In addition, the shareholders agreed, for a period of three years, to grant each other and the Company certain rights of first refusal in connection with any proposed sale of their shares to a third party. Finally, the shareholders agreed for a period of three years to give each other shareholder the right to sell their shares on a pro rata basis in the event that any shareholder proposes to enter into certain private sale transactions. Lastly, the Robert V. McLemore Family, the Robert V. McLemore Family Trust and the Estate of Robert V. McLemore have agreed, for a period of three years, to continue a pledge arrangement with Wachovia with respect to 6,704,040 shares which have been pledged to Wachovia as collateral security for certain of the operating lines of credit.

The Shareholders’ Agreement is intended to provide, among other things, stability to the Company’s management during the period that Mr. Wessling is a party to the standby letter of credit and has exposed his assets to considerable financial risk in order to procure the new operating line of credit for the Company with Wachovia. Nonetheless, certain provisions of the Shareholders’ Agreement could have an anti-takeover effect and could impede a change in control of the Company as a result of the voting agreement and the buy-sell provisions contained therein. All of the shares that are subject to the Shareholders’ Agreement are owned by affiliates.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

Subsequent to September 30, 2007, the Company filed the following Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Items Reported

November 7, 2007 (October 30, 2007)	Form 8-K Material Agreement

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

HOUSERAISING, INC.
(Registrant)

Date: November 14, 2007	/s/	Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/	Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2007	/s/	Christine M. Carriker
Christine M. Carriker
Secretary/Treasurer, SVP &
Chief Administrative Officer
(Principal Accounting Officer)