Form 10KSB/A
period 2006-12-31
HOUSERAISING, INC.
filed 2008-02-06
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE:

This amendment to the annual report on Form 10-KSB for period ended December 31, 2006 of registrant HouseRaising, Inc. (HRAI) is being filed to remove reference to “other comprehensive income,” and provide supplemental information on stock used for payment of services (and show cash flow information without these non-cash items), additional information on revenue sources and recognition, additional details on impairment of long-lived assets, additional details on issuance of restricted and free-trading shares for services rendered, details of the convertible preferred shares issued, details on future lease payments, details of numerator and denominator on fully-diluted share calculation, additional information on critical accounting policy regarding capitalized software, additional information under liquidity section of management discussion and analysis and additional wording to controls and procedures to conform with required language. There have been no changes to the overall net cash flows, net income (loss) or balance sheet totals. This amendment to the annual report on Form 10-KSB/A includes changes to make the following statements clear, changes references from “Form 10-KSB” to “Form 10-KSB/A,” and provides new Chief Executive Officer and Chief Financial Officer certifications in place of the original certifications (HRAI Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, 32.3).

The rest of this page is left intentionally blank

HOUSERAISING, INC.
FORM 10-KSB/A

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

(1) Revenues from Custom Homebuilding Operations: Operating within zone territories through wholly-owned subsidiaries, HouseRaising creates revenues from building and managing custom home and renovation projects. Portions of those revenues come from design/build and renovation projects, where we earn profits as the builder of the home. In projects where we act as general manager of the project and not the builder, we earn a set fee for providing management services. In addition to the revenues described above, our management platform vendors provide technical services such as sales and design consulting, architectural services, vendor coordinating services, financing and cash flow management services and managing construction and closing related issues. These platform vendors are compensated separately and are direct costs to the project. In providing these in-house vendors, HouseRaising is able to improve the quality of those services at lower costs compared to outside vendors. The company has sales efforts underway in the Carolinas and the Gulf Coast. HouseRaising has identified an additional 30 potential zone locations nationally. Revenues represent the sales price of these projects as completed. Operating outside of established zone territories, HouseRaising performs the role of general manager of projects and not the builder, collecting a fee for management services provided.

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

HouseRaising, Inc. and Subsidiaries
Consolidated Statement of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
SALES AND COST OF SALES
Sales	$1,249,221	$584,466
Cost of Sales	978,701	497,685
Gross Profit	270,520	86,781

OTHER REVENUES
Insurance Proceeds Realized	500,000	-
Other Income	23,578	188
Total Other Revenues	523,578	188

EXPENSES
Selling, general and administrative	1,318,767	1,133,371
Consulting, professional fees, and salaries—stock based compensation	2,172,654	2,944,726
Bad Debt Expense	22,918	-
Interest	224,212	96,180
Depreciation	54,905	33,686
TOTAL EXPENSES	3,793,456	4,207,963

Net Loss from Operations	(2,999,358)	(4,120,994)

Net Loss	$(2,999,358)	$(4,120,994)
Net (loss) per share—basic and fully diluted	(0.06)	(0.10)
Weighted average shares outstanding	48,183,225	40,467,025

The accompanying notes are an integral part of these consolidated financial statements.

HouseRaising, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,999,358)	$(4,120,994)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Value of Stock issued for services deducted as expenses (non cash item)	2,172,654	2,944,726
Depreciation	57,007	33,686
(Increase)/Decrease in Accounts Receivable	(477,082)	3,023
(Increase)/Decrease in Excess Costs Over Billings on Uncompleted Contracts	(34,138)	(126,729)
(Increase)/Decrease in Other Assets	(45,740)	-
Increase/(Decrease) in Interest Payable	16,526	-
Increase/(Decrease) in Accounts Payable	8,301	323,116
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,301,830)	(943,172)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment in subsidiary operations	-	(148,335)
(Increase)/Decrease in Capitalized Software	(1,313,257)	(545,210)
Purchase of property and equipment	(71,161)	(45,717)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(1,384,418)	(739,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	475,000
Net Adjustments to Paid in Capital and Retained Earnings	3,477	-
Principal Reductions on Notes Payable	(191,019)	-
Increase/(Decrease) in borrowings on Line of Credit	2,749,109	1,475,050
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	2,561,567	1,950,050

NET INCREASE IN CASH AND CASH EQUIVALENTS	(124,681)	267,616

CASH AND CASH EQUIVALENTS:
Beginning of Period	292,383	24,767

End of Period	$167,702	$292,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$224,212	$96,180

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock and Warrants issued in exchange for services	$2,172,653	$2,944,726
Value of Common Stock issued for additions to Capitalized Software	$315,000	1,603,248
Value of Preferred Stock issued for additions to Capitalized Software	$1,375,000	-

NON-CASH FINANCING ACTIVITIES:
Value of Common Stock issued for debt converted to stock	$325,946	-

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

These limited liability companies provide managerial services to the Company’s homebuilding operations. These limited liability companies operate within specific guidelines and operating procedures established by HouseRaising, Inc. documents. As of the date of this report, the Company has not signed any design/build contracts with any of the 50% limited liability companies. All design/build contracts have been engagements between HouseRaising’s 100% owned, licensed building companies, principally HouseRaising of Greater Charlotte, LLC and HouseRaising of the Gulf Coast, LLC. While the company fully expects to have signed agreements with the parties involved in the 50% limited liability companies, it is still evaluating the economic impact of various costs, such as state insurance requirements, of using this vehicle for building homes. Until such time as this matter is resolved, the company will continue to sign all contracts with its 100% owned, licensed building companies. The Company enters into a fee based management contract with each homebuilder that is required to be properly licensed. Each custom, design and built home is financed in the name of the homebuyer.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Revenues and profits from Custom Homebuilding Operations (construction contracts) are recognized on the completed-contract method and therefore when the project is completed (or closed). This method is used because financial position and results of operations do not vary significantly from those which would result from use of percentage-of-completion method and is conservative. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. The Company recognizes sales and service fees (6% of the home’s contract price) in the initial construction stage for interior design, architectural and structural engineering drawings provided to the customer. There are instances where sales and services fees will be the only services provided to a customer. The balance of the sales and service fees (4% of the home’s contract price) is recognized when the contract is completed.

Commissions from real estate sales transactions are recorded when paid at closing. Consulting fees, membership fees and marketing fees are all recorded as earned and paid.

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

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (System C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The assets will commence amortization when the asset is considered to be in the post-implementation phase (i.e. when the development of internal use software is completed), originally projected to be in 2006, but has been changed to 2007. At such time, the capitalized software costs will be amortized on a straight-line basis over the estimated economic life of the asset to be determined.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

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

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. Each year the company uses its operating forecast for the subsequent three year period and the Gordon method of projecting a terminal value for future results based on the third-year cash flow projections to determine the estimated future undiscounted cash flows attributable to its principal asset. The company then also calculates discounted cash flows using a 20% discount rate. In both instances there was not impairment. A material assumption used in determining the recoverability of the capitalized software is projected revenue which is based on existing signed contracts and projected growth as the company expands its operations. Actual results for 2005 and 2006 did not meet the cash flow projections prepared in our assessment of the recoverability of the capitalized software as of December 31, 2004 and 2005. The projections for revenue for these two periods were below forecast by 93% and 85% respectively. The principal reason that these projections were not achieved is that the time to develop the capitalized software was significantly greater than expected. If this situation were to continue for an indefinite period of time, this may have resulted in the capitalized software being impaired. The Company did, however, complete the capitalized software as of December 31, 2006 and will commence depreciating the asset in 2007. The Company provides the value of signed contracts under Management Discussion and Analysis as indication of expected future revenues. Going forward, if the Company is not able to generate sufficient design/build contracts, it is possible the capitalized software could be impaired.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncement (cont’)
instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting. SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

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

The Company has the following carryforwards available at December 31, 2006:

Amount	Expiration
$ 729,624	2022
51,002	2023
577,196	2024
1,176,315	2025
826,705	2026
$ 3,360,842

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

The following provides details of the restricted stock transactions for various services, additions to capitalized software and debt converted to equity. These transactions have been recorded according to FAS 123R. Whenever possible the Company has used the valuation of services provided and then calculated the number of shares associated with this valuation. Occasionally it is not possible to set an exact value of services provided and the value of the stock becomes a fair and reasonable estimate of that value.

RESTRICTED SHARES

			Closing Price on		Basis
			Issue Date	Value of	for
			Yahoo! Finance	Transaction	Valuation
1/23/2006	(a) Various individuals (X-Mas)	19,000	0.50	$9,500	Value of Stock Price
3/6/2006	(b) D. Uselton	300,000	0.32	100,000	Value of Services
3/6/2006	(c.) K. Michno	10,714	0.32	3,000	Value of Services
3/21/2006	(d) Crescent Fund, LLC	150,000	0.40	75,000	Value of Services
4/5/2006	(e) C. Schimmoeller	190,000	0.36	95,000	Private Placement Offering
4/5/2006	(e) R. Brashear	75,000	0.36	37,500	Private Placement Offering
4/5/2006	(e) M. Averesch	100,000	0.36	50,000	Private Placement Offering
4/10/2006	(e) R. Kahle	60,000	0.39	30,000	Private Placement Offering
4/18/2006	(f) K. Michno	24,925	0.45	5,000	Value of Services
4/21/2006	(g) J. Yoh	100,000	0.40	50,000	Private Placement Offering
4/24/2006	(h) M. Brach	600,000	0.41	180,000	Value of Services
5/3/2006	(f) K. Michno	13,158	0.40	2,500	Value of Services
6/13/2006	(e) D. Wittlinger	226,892	0.28	113,446	Private Placement Offering
6/22/2006	(i) Cortland Fund	500,000	0.29	150,000	Private Placement Offering
7/27/2006	(i) Cortland Fund	200,000	0.30	60,000	Value of Stock Price
7/27/2006	(f) K. Michno	8,065	0.30	2,500	Value of Services
8/11/2006	(j) R. A. Garverick	21,482	0.26	8,000	Value of Services
10/3/2006	(f) K. Michno	16,686	0.33	5,000	Value of Services
10/3/2006	(f) K. Michno	16,686	0.30	5,000	Value of Services
		2,632,608		$981,446

(a)-1000 shares for 20 independent contracts as holiday bonus (two partially year bonuses for 333 and 667 shares, respectively)
(b) IR/Consulting engagement with D. Uselton
(c) IR/Consulting expense for K. Michno for March
(d) Crescent Fund, LLC engagement for IR/Consulting and potentially capital raise for 3 months
(e)-Agreement to swap debt for equity with bridge lenders
(f) IR/Consulting expense for K. Michno for quarter
(g)-PPM Investment
(h) IR/Consulting engagement with M. Brach
(i)-PPM Investment
(j)-Services rendered for Gulf Coast

NOTE F—EQUITY (CONT’D)

The following provides details of the S-8 stock transactions for various services and additions to capitalized software. These transactions have been recorded according to FAS 123R.

FREE TRADING STOCK FOR SERVICES

				Closing Price on		Basis
	Expense/			Issue Date	Value of	for
	Capital			Yahoo! Finance	Transaction	Valuation
1/12/2006	Cap	A. Welch	26,785	0.28	$7,500	Value of Services
1/19/2006	Cap	R.V. McLemore	312,500	0.28	87,500	Value of Services
1/19/2006	Exp	G. J. Wessling	486,063	0.2891	139,781	Value of Services
3/31/2006	Exp	M. Moskowitz	37,500	0.47	15,000	Value of Services
4/4/2006	Exp	H. Martin	11,486	0.37	4,020	Value of Services
4/6/2006	Exp	G. J. Wessling	405,466	0.35	139,781	Value of Services
4/6/2006	Cap	R. V. McLemore	250,000	0.35	87,500	Value of Services
5/16/2006	Exp	H. Martin	7,895	0.38	3,000	Value of Services
6/7/2006	Exp	A. Sharader	5,136	0.35	1,800	Value of Services
6/7/2006	Exp	D. Helms	5,136	0.35	1,800	Value of Services
6/9/2006	Exp	S. Morris	49,219	0.28	15,750	Value of Services
8/7/2006	Exp	G. J. Wessling	447,877	0.28	140,289	Value of Services
8/7/2006	Cap	R. V. McLemore	282,258	0.28	87,500	Value of Services
8/14/2006	Exp	P. Amos	15,615	0.24	3,000	Value of Services
9/13/2006	Exp	C. Skibo	420,168	0.25	200,000	Value of Services
9/13/2006	Exp	H. Martin	18,750	0.25	5,625	Value of Services
10/26/2006	Exp	G. J. Wessling	454,672	0.3090	140,493	Value of Services
10/26/2006	Cap	R. V. McLemore	282,258	0.31	87,500	Value of Services
10/31/2006	Exp	M. Moskowitz	24,286	0.38	8,500	Value of Services
			0	0	0
Shares Issued to Date:			3,543,070	Year Total	$1,176,33 9

NOTE F—EQUITY (CONT’D)

CONVERTIBLE PREFERRED STOCK

As of the end of fiscal 2006, we had two authorized and outstanding series of Convertible Preferred Stock, as follows: (i) 1,000,000 shares of issued and outstanding Class A Voting Convertible Preferred Stock, and (ii) 800,000 shares of issued and outstanding Class B Voting Convertible Preferred Stock,. The terms and conditions of each series of Convertible Preferred Stock are as follows:

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

The aggregate amount of rental expense for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Aggregate Rental Expense	$142,495	$77,322

Future minimum, contingent and sublease rental payments as of December 31, 2006 are as follows:

Year ending December 31:	Minimum Rental	Contingent Rental	Sublease Rental
2007	$281,690	-	$-
2008	273,037	-	-
2009	273,277	-	-
2010	264,336	-	-
2011	240,080	-	-
	$1,332,419

NOTE K—NOTES PAYABLE

Notes payable at December 31, 2006 consist of the following:

Unsecured note payable to an unrelated party. Bearing 8% interest.	$5,640

Unsecured note payable to an unrelated party. Bearing 8% interest.	$13,177

Secured note payable to an unrelated party. Bearing 15% interest.	$155,000

Unsecured note payable to an unrelated party. Bearing 0% interest.	$1,851	**

Secured demand note payable to a related party. Bearing 6% interest.	$216,174

Total Current Portion	$391,842

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

NOTE M—NET LOSS PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted loss per share is as follows:

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$(2,999,358)			$(4,120,994)

Basic EPS
Income available to common stockholders	(2,999,358)	48,183,225	$(0.06)	(4,120,994)	40,467,025	$(0.10)

Effect of Dilutive Securities
Warrants	-	-		-	-
Convertible preferred stock	-	-		-	-

Diluted EPS
Net Income/(Loss)	$(2,999,358)	48,183,225.00	$(0.06)	$(4,120,994)	40,467,025.00	$(0.10)

NOTE N—SUBSEQUENT EVENTS

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2006

(The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this section.)

HIGHLIGHTS OF RECENT ACTIVITIES

2006 HIGHLIGHTS:
•	Total sales rose to $1.25 million from $584 thousand last year, a 114% increase;
•	Total sales and other income rose to $1.77 million, a 254% increase;
•	Gross profit increased to $270 thousand from $87 thousand last year, a three-fold increase;
•	Gross profit with other revenues and other income rose to $793 thousand, a nine-fold increase;
•	Net loss for year was $2.99 million, down from $4.12 million in the previous year;
•	Signed agreements for $6.1 million in custom homes expected to be built over the next 12 months, which is $4.1 million higher than year-end last year;
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

SIGNIFICANT DEVELOPMENTS SINCE YEAR-END:
•	Launched HouseRaisingRealty, LLC to assist homebuyers in disposing of their existing homes or acquiring lots for their new custom homes. As of the filing of this report, HouseRaisingRealty has:
o	Closed sales transactions totaling $1,390,475 which generates $37,290 in commission income to the Company;
o	Have pending sales transactions totaling approximately $4,500,000 which will generate approximately $150,000 in commission income to the Company; and
o	Have active listings for sales of approximately $7 million.
•	Leased and built out 10,000 feet for the New Orleans Design Center/Offices.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006
COMPARED TO DECEMBER 31, 2005

SALES AND COST OF SALES

Sales

The Company had Sales (new home and renovation sales) of $1,249,221 for the twelve months ending December 31, 2006, compared to $534,153 for the same period in 2005, which represents a doubling of such sales. Sales increased due to the completion of new construction and remodeling projects in the greater Charlotte area in the second half of 2006 as the company started to implement its business plan and develop operations in the Carolinas Zone. All sales were from unrelated third parties and were made primarily to new home buyers and remodeling work. The Company completed 2 new homes and 4 renovation contracts for the period ending December 31, 2006 compared to 1 new home and 1 renovation contract for the same period in 2005.

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

OTHER REVENUES

The Company realized $523,578 in total other revenues in 2006 versus $188 for the same period in 2005. The Company realized $500,000 in other income for the period ending December 31, 2006 from a one-time payment of $500,000 associated with a key-man life insurance policy the company had on its founder Robert V. McLemore who passed way in November, 2006. The Company earned $23,578 in other income for the period ending December 31, 2006, principally from marketing fees associated with the Company’s contractual relationship with SunTrust Mortgage and membership fees from new Builder members that have decided to partner with HouseRaising. This compares to $188 for the same period in 2005. The company will earn approximately $12,000 a year from its agreement with SunTrust and expects membership fees will increase substantially as the company continues to implement its design/build and renovation sales program as part of its business plan.

A breakdown of Company revenue streams is provided below:

	For Period	For Period
	Ending	Ending
	December 31, 2006	December 31, 2005
HOUSERAISING REVENUE STREAM:

Revenues from Custom Homebuilding Operations:	$1,249,221	$584,466
Revenues from Realty Services:	0	0
Revenues from Disaster Relief Services:	0	0
Revenues from Builders Memberships:	1,500	0
Other Revenues (including co-branding agreements):	22,078	188

TOTAL REVENUES	$1,272,799	$584,654

Number of New Custom Homes Completed:	2	1
Number of Remodeling Projects Completed:	4	1

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

Critical Accounting Policy.

Capitalized Software—During the development phase of the company, a substantial effort was spent on building the Capitalized Software, including the time and effort of several Executive officers because of their unique knowledge/expertise and given the Company’s small size. The Company capitalized 100% of the compensation for its Chief Technology Officer, 90% for its Founder/President and 75% for its Senior Vice President for the work performed in the development of System-C during 2005 and 2006. During these time periods, the Chief Technology Officer spent all of his time focused on the development of System-C (principally designing, coding, installing and testing the software), initially as a contractor to the company. The Founder/President spent over 40 years in the residential home-building industry and System-C is a reflection of his knowledge/experience, in essence migrating the manual process he followed into Capitalized Software (principally designing and testing the software). The Company has a separate Chairman/CEO perform the administrative functions of the company which are expensed. The Senior Vice President split her time between administrative responsibilities (expensed) and the development of the administrative components of System-C (designing and testing administrative components of the software). These allocations were based on self-assessment and some time-tracking on these development activities. See Note A—Summary of Significant Accounting Policies (Capitalized Software) for additional information on this critical accounting policy.

Liquidity and Capital Resources

Cash flows used in operations were $2,615,087 for the twelve months ended December 31, 2006 versus $1,488,382 for the same period in 2005. This reflects a net increase in cash used by operations of $1,126,705 principally due to a decrease in common stock issued for services for the twelve months and slight increase in expenditures on capitalized software offset by a decrease in net operating loss.

Cash flows used in investment activities were $71,161 and $194,052 for the year ended December 31, 2006 and 2005, respectively. This was principally due to investments in property and equipment for the company, including the company’s design center in Charlotte and New Orleans.

Cash flows provided by financing activities were $2,561,567 and $1,950,050, respectively, for the twelve months ended December 31, 2006 and 2005. The increase was principally due to issuance of common stock associated with the equity-for-debt swap with the company’s bridge lenders that occurred in the first nine months of 2006 (see Note 12 of Notes to Consolidated Financial Statements and Part II, Item 2 Changes in Securities of Form 10-QSB filed with the SEC on August 14, 2006 for more information) and the increase in borrowings on notes payable, principally draws on a bank loan with Wachovia.

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

Going forward we will rely substantially on new revenue from our business development efforts and an $8.1 million line of credit from Wachovia bank to sustain our business for the next twelve months. The company has approximately $6,100,000 of new home construction work in process for 2007, a new real estate brokerage operation that has already generated new income (and is cash flow positive as of the end of the first quarter of 2007) with pending sales transaction of $4,500,000 and listings of $7,000,000 (on which the company would earn a sales commission), a new design/build zone operation in the Gulf Coast with a new 10,000 square foot design center open for business in New Orleans in an area that needs to rebuild approximately 40,000 homes, and a pipeline of prospective new design/build customers in the Carolinas and Gulf Coast which is consistent with implementing our business plan. The company has completed its capitalized software and fully implement which we would expect to be used for generating new design/build sales in the Carolinas and the Gulf Coast. The Company has signed operating agreements with experienced homebuilders to develop local operations in Charlotte, Wilmington, Albemarle, Calabash, Harrisburg and Mooresville, North Carolina; Beaufort and Sunset (near Charleston), Columbia and Greenville, South Carolina; Gulfport, Mississippi and Abita Springs, Baton Rouge and Kenner, Louisiana which is expected to rapidly increase custom homes sales in these regions and consistent with implementing our business plan. Actual sales will be recorded upon completion of each project while sales and service revenue will be recorded as earned. To date, the company has had investors willing to contribute equity to finance on-going operations. However, such parties are under no legal obligation to provide us with future capital infusions.

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

Demand for our services will be dependent on, among other things, market acceptance of our services, the real estate market in general, and general economic conditions, which are cyclical in nature, particularly in the markets we serve. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of new home services, our business operations may be adversely affected by our competitors and prolonged recessionary periods. The Company does believe that it’s principle operations are in attractive markets, the Carolinas and Gulf Coast region, and that the custom home building sector is less impacted by overall economic conditions, but there is no guarantee this will remain so going forward. The company has provided a detailed list of risks and cautionary statements at the beginning of this document.

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

Disclosure Controls. Disclosure Controls and procedures are those controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure In addition, Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and chief administrative officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

HOUSERAISING, INC.
(Registrant)

Date: February 6, 2008	/s/ Gregory J. Wessling
Gregory J. Wessling
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 6, 2008	/s/ Richard A. von Gnechten
Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

Date: February 6, 2008	/s/ Christine M. Carriker
Christine M. Carriker
Chief Administrative Officer
and Secretary/Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 6, 2008.

Signature	Title

/s/Gregory J. Wessling	Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)
Gregory J. Wessling

/s/Richard A. von Gnechten	Chief Financial Officer of HouseRaising, Inc.
(Principal Financial Officer)
Richard A. von Gnechten

/s/Christine M. Carriker	Chief Administrative Officer, Secretary/Treasurer
and Director of HouseRaising, Inc.
Christine M. Carriker	(Principal Accounting Officer)

/s/Grant Neerings	Chief Technology Officer and Director of HouseRaising, Inc. and
President and Chief Manager of HouseRaisingAcademy, LLC
Grant Neerings

/s/Robert M. Burroughs	Director of HouseRaising, Inc.

Robert M. Burroughs

/s/Daniel S. Fogel	Director of HouseRaising, Inc.

Daniel S. Fogel

/s/Elizabeth A. McLemore	Director of HouseRaising, Inc.

Elizabeth A. McLemore

/s/James S. O’Connor	Director of HouseRaising, Inc.

James S. O’Connor