Form 10QSB/A
period 2007-09-30
HOUSERAISING, INC.
filed 2008-02-06
CIK 1168940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE:

This amendment to the quarterly report on Form 10-QSB for period ended September 30, 2007 of registrant HouseRaising, Inc. (HRAI) is being filed to provide additional disclosure on revenue recognition, capitalized software and impairment of long-lived assets footnotes, additional details on future lease payments and additional information on critical accounting policy relative to capitalized software. There have been no changes to the overall net cash flows, net income (loss) or balance sheet totals. This amendment to the quarterly report on Form 10-QSB/A includes changes to make the following statements clear, changes references from “Form 10-QSB” to “Form 10-QSB/A,” and provides new Chief Executive Officer and Chief Financial Officer certifications in place of the original certifications (HRAI Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, 32.3).

The rest of this page is left intentionally blank

HOUSERAISING, INC.
FORM 10-QSB/A

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

LIABILITIES AND STOCKHOLDERS' EQUITY
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

Capitalized Software—Certain capitalized software assets have been contributed to the Company from related entities under common ownership and control. The capitalized software assets include certain external direct costs of materials and services consumed in developing internal-use software (System C) for home plans and designs, and operating systems and policies for homebuilders. These costs include payroll and payroll-related costs for employees and contractors who are directly associated with and who devote time to the internal-use computer software project (to the extent of the item spent directly on the project) during the application development stage. Training costs, data conversion costs, internal costs for upgrades and enhancements, and internal costs incurred for maintenance are all expensed as incurred. General and administrative costs and overhead costs are also expensed as incurred. The Company commenced amortizing Capitalized Software (System-C) during the first quarter of 2007. The Capitalized Software will be amortized on a straight-line basis over the estimated economic life of the asset (determined to be 15 years) at a quarterly expense of approximately $229,000 and is expected going forward to expense approximately $650,000 a year in staffing support used to maintain and enhance the system. The Company invested over 7 years of development time and expertise in putting its capitalized software together. The system itself is based on over 40 years of residential homebuilding experience of the founder, Mr. Robert V. McLemore. The Company is not aware of any other entity that has a system that has the capabilities of System-C. Typically it takes between 9 and 12 months to build a custom home. Using FAS 142, the company believes that the estimated useful life of this asset is 15 years, which would be the period the asset is expected to contribute directly and indirectly to the future cash flows of the Company.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. Each year the company uses its operating forecast for the subsequent three year period and the Gordon method of projecting a terminal value for future results based on the third-year cash flow projections to determine the estimated future undiscounted cash flows attributable to its principal asset. The company then also calculates discounted cash flows using a 20% discount rate. In both instances there was not impairment. A material assumption used in determining the recoverability of the capitalized software is projected revenue which is based on existing signed contracts and projected growth as the company expands its operations. Actual results for 2005 and 2006 did not meet the cash flow projections prepared in our assessment of the recoverability of the capitalized software as of December 31, 2004 and 2005, respectively. The projections for revenue for these two periods were below forecast by 93% and 85% respectively. The principal reason that these projections were not achieved is that the time to develop the capitalized software was significantly greater than expected. If this situation were to continue for an indefinite period of time, this may have resulted in the capitalized software being impaired. The Company did, however, complete the capitalized software as of December 31, 2006 and commenced depreciating the asset in 2007. The Company provides the value of signed contracts under Management Discussion and Analysis as indication of expected future revenues. Going forward, if the Company is not able to generate sufficient design/build contracts, it is possible the capitalized software could be impaired.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting. SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncement (cont’d)

standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

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

NOTE G—WARRANTS

The following table shows warrants that have been issued by the Company:

# shares	Price per Share	Exercise Date	Expiration Date
PPM warrants Issued:
500,000	$0.50	08/18/06	08/18/10
250,000	$0.50	09/09/06	09/09/10
190,000	$0.50	03/17/07	03/17/12
75,000	$0.50	03/14/07	03/14/11
100,000	$0.50	03/14/07	04/30/11
60,000	$0.50	03/23/07	03/23/11
100,000	$0.50	04/20/07	04/20/11
226,892	$0.50	05/15/07	05/15/11
500,000	$0.50	06/19/07	06/19/11
200,000	$0.50	01/08/08	01/08/12
2,201,892
Various warrants Issued:
300,000	$0.90	05/13/05	05/13/09
20,000	$0.50	06/13/05	06/13/10
750,000	$0.50	06/23/06	06/23/16
750,000	$0.50	06/23/07	06/23/17
750,000	$0.50	06/23/08	06/23/18
750,000	$0.50	06/23/09	06/23/19
20,000	$0.60	07/13/05	07/13/09
950,000	$0.90	05/13/05	05/13/10
2,584	$1.24	04/15/05	04/15/10
2,584	$1.24	04/15/05	04/15/10
6,000	$1.24	03/04/05	03/04/10
6,000	$1.24	03/04/05	03/04/10
50,000	$0.50	01/01/07	01/01/17
50,000	$0.50	01/01/07	01/01/17
50,000	$0.50	01/01/07	01/01/17
50,000	$0.50	01/01/07	01/01/17
4,507,168

NOTE G—WARRANTS (CONT’D)

The following table shows the future warrants to consultants, independent contractors and employees that the Company will issue as of 9/30/07:

# shares	Price per Share	Exercise Date	Expiration Date	Vesting Term (yrs)	Warrants vesting per year	Warrants Vested as of 12/31/06	Warrants Vesting as of 9/30/07
300,000	$1.00	01/08/03	01/08/08	5	60,000	240,000	0
100,000	$0.50	04/19/04	04/19/09	5	20,000	40,000	20,000
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
100,000	$1.50	11/01/04	11/01/09	5	20,000	40,000	0
5,000	$1.24	03/04/05	03/04/10	5	1,000	1,000	1,000
5,000,000	$0.50	Special	06/23/15	4	1,250,000	1,250,000	0
5,000,000	$0.50	Special	09/01/14	4	1,250,000	1,250,000	0
500,000	$1.75	04/07/05	04/07/15	5	100,000	100,000	100,000
833,333	$0.50	02/01/07	02/01/17	2	—	833,333	0
2,000,000	$0.50	02/01/07	02/01/17	3	666,667	0	0
800,000	$0.50	02/01/07	02/01/17	2	—	800,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
400,000	$0.50	02/01/07	02/01/17	2	—	400,000	0
1,200,000	$0.50	02/01/07	02/01/17	3	400,000	0	0
80,000	$0.50	10/31/05	10/31/15	5	16,000	16,000	0
200,000	$0.50	01/03/05	01/13/15	5	40,000	40,000	40,000
25,000	$0.50	01/01/05	01/01/15	5	5,000	10,000	0
25,000	$1.00	01/01/05	01/01/15	5	5,000	10,000	0
250,000	$0.50	01/01/05	01/01/15	5	50,000	100,000	0
250,000	$1.00	01/01/05	01/01/15	5	50,000	100,000	0
100,000	$0.50	01/01/05	01/01/15	5	—	100,000	0
100,000	$1.00	01/01/05	01/01/15	5	—	100,000	0
50,000	$0.50	08/01/06	08/01/16	5	—	0	50,000
200,000	$0.50	05/08/06	05/08/16	4	50,000	0	50,000
30,000	$1.20	2003	N/A	5	—	30,000	0
250,000	$0.50	11/08/06	11/08/16	5	50,000	0	0
100,000	$0.50	01/02/07	01/02/17	5	20,000	0	0
500,000	$0.50	01/02/07	01/02/17	5	100,000	0	0
200,000	$0.50	12/02/06	12/02/16	5	40,000	0	0
10,000	N/A	12/02/06	12/02/16	5	2,000	0	0
19,908,333						5,500,333	261,000

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

o	Signed agreements for $8.5 million in 21 new homes and 6 remodeling contracts to be built over the next 12 months;
o	Signed development agreement that will generate approximately $16.3 million in new home construction (see Part II, Item 5 Other Matters) and realty sales commissions on 31 single family homes.

•	Total revenues of $1.64 million and gross margin of $360,000 compared to total revenues of $800,000 and gross margin of $85,000 last year.

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

A breakdown of Company revenue streams for the quarter ended September 30, 2007 is provided below:

	For Quarter	For Quarter
	Ending	Ending
	September 30, 2007	September 30, 2006
HOUSERAISING REVENUE STREAM:

Revenues from Custom Homebuilding Operations:	$1,084,155	$282,477
Revenues from Realty Services:	104,126	0
Revenues from Disaster Relief Services:	0	0
Revenues from Builder-Memberships:	0	0
Other Revenues (including co-branding agreements):	0	5,528

TOTAL REVENUES	$1,189,281	$288,005

Number of New Custom Homes Completed:	2	0
Number of Remodeling Projects Completed:	0	2

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

A breakdown of Company revenue streams for the nine-month period ending September 30, 2007 is provided below:

	For Nine Months	For Nine Months
	Ending	Ending
	September 30, 2007	September 30, 2006
HOUSERAISING REVENUE STREAM:

Revenues from Custom Homebuilding Operations:	$1,410,513	$793,443
Revenues from Realty Services:	224,630	0
Revenues from Disaster Relief Services:	0	0
Revenues from Builder-Memberships:	1,500	0
Other Revenues (including co-branding agreements):	5,205	5,528

TOTAL REVENUES	$1,641,848	$798,971

Number of New Custom Homes Completed:	2	1
Number of Remodeling Projects Completed:	2	4

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

Critical Accounting Policy.

Capitalized Software—During the development phase of the company, a substantial effort was spent on building the Capitalized Software, including the time and effort of several Executive officers because of their unique knowledge/expertise and given the Company’s small size. The Company capitalized 100% of the compensation for its Chief Technology Officer, 90% for its Founder/President and 75% for its Senior Vice President for the work performed in the development of System-C during 2006. During this time period, the Chief Technology Officer spent all of his time focused on the development of System-C (principally designing, coding, installing and testing the software), initially as a contractor to the company. The Founder/President spent over 40 years in the residential home-building industry and System-C is a reflection of his knowledge/experience, in essence migrating the manual process he followed into Capitalized Software (principally designing and testing the software). The Company has a separate Chairman/CEO perform the administrative functions of the company which are expensed. The Senior Vice President split her time between administrative responsibilities (expensed) and the development of the administrative components of System-C (designing and testing administrative components of the software). These allocations were based on self-assessment and some time-tracking on these development activities. In 2007, the company expensed 100% of the costs associated with the contract of its Founder/President following his passing in late 2006 and 100% of the compensation for its Senior Vice President given that she no longer was working on software development. Beginning in the third quarter of 2007, the Company also commenced expensing the compensation of its Chief Technology Officer once he completed work on the development of the HouseRaisingRealty software system. See Note A—Summary of Significant Accounting Policies (Capitalized Software) for additional information on this critical accounting policy.

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

As an inducement for Mr. Wessling to agree to enter into the standby letter of credit, the Company agreed to issue Mr. Wessling 500,000 shares of the Compoany’s Series C Convertible Preferred Stock, which have a ten to one conversion rate into whole shares of restricted common stock three years after issuance. The Company is amortizing the value of this consideration over a 36 month period of time (the expected period of the standby letter of credit and pledge of securities) beginning February, 2007 and recorded the unamortized amount as a prepaid expense on the balance sheet. As a further inducement for Mr. Wessling to enter into the standby letter of credit, eight shareholders (including Wessling), who are affiliates of the Company holding 52,472,835 of the Company’s total combined voting power of 70,769,282 shares, or 74.1% of the Company’s total combined voting power, entered into a shareholders’ agreement, dated February 9, 2007 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides that the shareholders will not, for a period of three years, vote their shares in favor of any issue that could have an “adverse effect” (as defined) on any other party to the agreement without the prior written consent of the other party. In addition, the shareholders agreed, for a period of three years, to grant each other and the Company certain rights of first refusal in connection with any proposed sale of their shares to a third party. Finally, the shareholders agreed for a period of three years to give each other shareholder the right to sell their shares on a pro rata basis in the event that any shareholder proposes to enter into certain private sale transactions. Lastly, the Robert V. McLemore Family, the Robert V. McLemore Family Trust and the Estate of Robert V. McLemore have agreed, for a period of three years, to continue a pledge arrangement with Wachovia with respect to 6,704,040 shares which have been pledged to Wachovia as collateral security for certain of the operating lines of credit.

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

HOUSERAISING, INC.
(Registrant)

/s/ Gregory J. Wessling
Date: February 6, 2008	__________________________
Gregory J. Wessling
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. von Gnechten
Date: February 6, 2008	__________________________
Richard A. von Gnechten
Chief Financial Officer
(Principal Financial Officer)

/s/ Christine M. Carriker
Date: February 6, 2008	__________________________
Christine M. Carriker
Secretary/Treasurer, SVP &
Chief Administrative Officer
(Principal Accounting Officer)